Form 10-Q
period 2014-01-31
Green Supplements Online Inc
filed 2014-04-09
CIK 1580836

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 8, 2014
Common Stock: $0.001	6,195,000

GREEN SUPPLEMENTS ONLINE INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
ASSETS	January 31, 2014	April 30, 2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,139	6,100

Total Current Assets	1,139	6,100

Total Assets	$1,139	6,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Loan from director	$1,894	374

Total Liabilities	1,894	374

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 6,195,000 and 6,000,000 shares issued and outstanding as of January 31, 2014 and April 30, 2013, respectively	6,195	6,000
Additional paid-in capital	3,705	-
Deficit accumulated during the development stage	(10,655)	(274)

Total Stockholders’ Equity (Deficit)	(755)	5,726

Total Liabilities and Stockholders’ Equity (Deficit)	$1,139	6,100

The accompanying notes are an integral part of these condensed financial statements.

GREEN SUPPLEMENTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIODS THREE AND NINE MONTHS ENDING JANUARY 31, 2014 AND FOR THE PERIOD JANUARY 10, 2013 (INCEPTION) THROUGH JANUARY 31, 2013 AND

FROM JANUARY 10, 2013 (INCEPTION) TO JANUARY 31, 2014

(Unaudited)

	For the Period Three Months Ending January 31, 2014	For the Period January 10, 2013 (Inception) through January 31, 2013	For the Period Nine Months Ending January 31, 2014	For the Period January 10, 2013 (Inception) through January 31, 2013	Period from January 10, 2013 (Inception) Through January 31, 2014

Revenues	$-	-	-	-	-

Expenses
Business license and permits	509	274	509	274	783
Bank service charges	124	-	218	-	218
Professional fees	2,458	-	9,651	-	9,651
Computer and internet expense	-	-	3	-	3

Total Operating Expenses	3,091	274	10,381	274	10,655

NET LOSS FROM OPERATIONS	(3,091)	(274)	(10,381)	(274)	(10,655)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(3,091)	(274)	(10,381)	(274)	(10,655)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,010,598	6,000,000	6,003,545	6,000,000

The accompanying notes are an integral part of these condensed financial statements.

GREEN SUPPLEMENTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING JANUARY 31, 2014 AND THE PERIOD JANUARY 10, 2013 (INCEPTION) THROUGH JANUARY 31, 2013

AND FROM JANUARY 10, 2013 (INCEPTION)

THROUGH JANUARY 31, 2014

(Unaudited)

	For the Nine Months Ending January 31, 2014	For the Period January 10, 2013 (Inception) through January 31, 2013	Period from January 10, 2013 (inception) through January 31, 2014
Cash flows from operating activities:
Net loss	$(10,381)	(274)	(10,655)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Net cash used in operating activities	(10,381)	(274)	(10,655)

Cash flows from financing activities:
Proceeds from sale of common stock	3,900	-	9,900
Loan from director	1,520	274	1,894

Net cash provided by financing activities	5,320	274	11,794

Net increase (decrease) in cash	(4,961)	-	1,139

Cash, beginning of the period	6,100	-	-
Cash, end of the period	$1,139	-	1,139

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	-	-
Income Taxes	$-	-	-

The accompanying notes are an integral part of these condensed financial statements.

F-5

GREEN SUPPLEMENTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2014

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on January 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2013 audited financial statements.  The results of operations for the nine months ended January 31, 2014 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $329 of cash as of January 31, 2014 and $6,194 of cash as of April 30, 2013.

6 | Page

GREEN SUPPLEMENTS ONLINE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2014.

7 | Page

GREEN SUPPLEMENTS ONLINE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of January 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 5 – LOAN FROM DIRECTOR

On January 10, 2013, director loaned $274 to Incorporate the company.

On March 28, 2013, a director loaned $200 to the Company to open bank account.

On September 19, 2013, director loaned $1,420 to pay for ongoing expenses.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $1,894 as of January 31, 2014.

8 | Page

GREEN SUPPLEMENTS ONLINE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 13, 2013, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

On January 27, 2014, the Company issued 195,000 shares of common stock for cash proceeds of $3,900 at $0.02 per share.

There were 6,195,000 shares of common stock issued and outstanding as of January 31, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

9 | Page

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

Three And Nine Months Period Ended January 31, 2014 and the Period January 10, 2013 to January 31, 2013

Our net loss for the three months period ended January 31, 2014 was $3,091. Our net loss for nine months period ended January 31, 2014 was $ 10,38 compared to $274 for the period ended January 31, 2013. Since January 10, 2013(inception) through January 31, 2014 we have not generate any revenue.

During the three month period ended January 31, 2014, our operating expenses were bank service charges of $124 and professional fees of $2,458, and business license and permits of $509.  During nine months period ended January 31, 2014, our operating expenses were bank service charges of $218, professional fees $9,651, computer and internet expense of $3 and business license and permits of $509. Our operating expenses were dues and licenses $274 for the period ended January 31, 2013. The weighted average number of shares outstanding was 6,010,598 for the three months ended January 31, 2014 and 6,003,545 for the nine months period ended January 31, 2014.

Liquidity and Capital Resources

Three Months Period Ended January 31, 2014

As of January 31, 2014, our total assets were $1,139 compared to $6,100 in total assets at April 30, 2013. Total assets were comprised of cash and cash equivalents only. As of January 31, 2014, our current liabilities were $1,894, and stockholders’ deficit was $ (755), compared to current liabilities of $374 and stockholders' equity of $5,726 as of April 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended January 31, 2014, net cash flows used in operating activities was $10,381 and 274 for the period ended January 31, 2013.

10 | Page

Cash Flows from Investing Activities

For the nine months period ended January 31, 2014, the Company have not generated any cash flow from investing activities..

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended January 31, 2014, cash flow provided by financing activities was $5,320 and 274 from director loan for the period ended January 31, 2013.

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

11 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

12 | Page

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

Green Supplements Online Inc.
Dated: April 8, 2014	By: /s/ Vyacheslav Semenets
Vyacheslav Semenets, President and Chief Executive Officer and Chief Financial Officer

13 | Page