Form 10-K
period 2014-04-30
Green Supplements Online Inc
filed 2014-07-31
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of July 31, 2014, the registrant had 6,660,000shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of July 31, 2014.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Green Supplements Online Inc. was incorporated in Nevada on January 10, 2013. We are a development stage company that was formed to market and sell a line of nutrition and dietary products. We have an agreement with Green Medicine, Inc., a Nevada corporation, to act as distributes of our future products. Our plan is to outsource manufacturing and sell the finished products under our brand name.  Currently, we have not yet initiated any product development efforts. We intend to use the net proceeds from this offering to develop our business operations (See "Description of Business" and "Use of Proceeds" elsewhere in this (Prospectus). Our principal executive offices are located at 112 N. Curry Street, Carson City NV 89703. Our phone number is (702) 605-4287.

Our business model is to buy nutrition and dietary products from different manufacturers and resell those products under our private-label. We plan to contract with one or more non-affiliated contract manufacturers.  Our source of revenue from operating will be reselling nutrition and dietary supply products.  Green Supplements Online Inc. will not own any manufacturing facilities. The line of nutrition and dietary products" that we intend to market will be standard non-proprietary supplements and other products that contain our label.  Currently, we have not yet initiated any product development efforts.  In May of 2013, TRU Brands LLC, Malibu CA has informally agreed to manufacture and label our products. TRU Brands does not have any obligations to us and we have not set a compensation amount to date. TRU Brands can refuse their offer to manufacture and label our product at any time and we will be forced to look for another manufacturer. We will market those products as " Green Supplements Online Inc." products. Our products will be marketed directly by us to consumers on a retail basis. The products will be ordered by the Company from TRU Brands LLC on an as-needed basis, with no minimum or maximum quantity requirements. There is no affiliation between our Company and TRU Brands LLC. TRU Brands LLC may in the future sell similar products or formulations to other third parties, including wholesalers and retailers.  TRU Brands LLC is located Malibu, California. Since 2002 this company has been in the business Brand Creation, Design, Production and Management of nutrition products. Martin Brandt is the owner of TRU Brands. Marty is a founding partner and the chief architect of TrueBrand's methodology for brand-led change. He is co-author of "PowerBranding: Building Technology Brands for Competitive Advantage", published by IDG. He also developed the comprehensive Total Brand Management(TM) approach to branding. We have located TRU Brands LLC using goggleInternet search.  Manufacturing, warehouse, fulfillment and shipping services will be provided by our contract manufacturer as these costs will be included in the unit-price of the products we will be purchasing from the contract manufacturer. We have no contracts or other written agreements in place with TRU Brands LLC or any other party.  We have engaged Green Medicine Inc. to distribute our future products product. The Green Medicine Inc. was incorporated in 2012 and located in Henderson Nevada. Romans Blazevics is director of Green Medicine Inc. He has been involved in online sales of nutrition for more than 5 years. Our director Vyacheslav Semenets has known Green Medicine Inc.'s director Romans Blazevics personally. There is no other affiliation between Green Medicine Inc. and the issuer.

PRODUCT

Nutrition and dietary supplements are non-drug and non-hormone based products that can be consumed orally in the form of pills, powders, liquids or intravenously by injection. Their function is to supplement the diet, affording consumers added nutritional value to maximize the amount of beneficial elements in their diet, including amino and fatty acids, vitamins, minerals and fiber.

MARKET OVERVIEW

The Nutrition Business Journal (NBJ) forecasted the global nutrition market would exceed $400 billion by 2014 in its Global Nutrition Report. The rise and acceptance of alternative medicine has greatly contributed to increased sales of nutritional supplements. Because the market for these products represents a rapidly evolving industry, one that is growing at a nearly double-digit rate, it is anticipated that sales will increase for the foreseeable future.  Asia Pacific and North America are the dominant regions for sales of vitamins and supplements, simply because of the vast spending coming from the world's major markets--the United States and Japan-- which heavily influence the global pattern. Major spenders outside of these markets include Norway, Singapore, Taiwan, South Korea and Australia. The trend in the US toward preventive medicine in response to rising healthcare costs has been an underlying driver for this industry. There has been a heightened awareness and understanding of preventive medicine and the connection between vitamins and health amongst the general public, health care professionals, employers, government agencies, and managed care organizations. Issues regarding preventive care and the benefits of vitamins and dietary supplements have received widespread media coverage.

AGREEMENT WITH GREEN MEDICINE INC.

Green Medicine Inc. will be the Distributer for the Company. Green Medicine Inc. will not be our manufacturer. The Distributer will sell our line of nutrition products.  The agreement is valid for a period of 12 months (10th day June 2013 to 10th day (June 2014). The Company has an option to extend the terms for an additional 12 months on the same terms and condition. As full compensation for the distributor's performance under the agreement, the Distributer will get discount in the amount of 30% from the prices advertised on Company web site.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of April 30, 2014, no shares of our common stock have traded.

Number of Holders

As of April 30, 2014, the 6,660,000issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2013 and 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED APRIL 30, 2014 COMPARED TO THE PERIOD JANUARY 10, 2013 (INCEPTION) THROUGH APRIL 30, 2013.

Our net loss for the fiscal year ended April 30 2014 was $17,476 compared to a net loss of $274 during the fiscal year ended April 30, 2013. During fiscal years ended April 30, 2014 and 2013, the Company has not generated any revenue.

Our operating expenses consisted of bank fees, business license and permits, professional fees and computer and Internet expenses.

The weighted average number of shares outstanding was 6,010,598 for the fiscal year ended April 30, 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2014 and 2013

As of April 30, 2014, our total assets were $3,344 comprised of cash and cash equivalents and our total liabilities were $1,894 comprised of notes payable to related parties.

As of April 30, 2013, our total assets were $6,100 comprised of cash and cash equivalents and our total liabilities were $ 374.  Stockholders’ deficit increased from $274 as of April 30, 2013 to $ 17,750 as of April 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2014, net cash flows used in operating activities was $(17,476) consisting of a net loss. From January 10, 2013 (Inception) ended April 30, 2013, net cash flows used in operating activities were $(274).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2014, net cash from financing activities was $14,720 consisting of $13,200 from the issuance of common stock and $1,520 from the issuance of stockholder loans.  From Inception to April 30, 2013, net cash from financing activities was $6,374 consisting of $6,000 of proceeds received from issuances of common stock and $1,520 from director loans.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2014 and April 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

GREEN SUPPLEMENTS ONLINE INC.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

            10

Balance Sheet as of April 30, 2014 and April 30, 2013

11

Statements of Operations for year ended

April 30, 2014 and from January 10, 2013 (Date of Inception)

to April 30, 2014

12

Statements of Cash Flows for the year ended

April 30, 2014 and from January 10, 2013 (Date of Inception)

to April 30, 2014

13

Notes to the Financial Statements

            14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Green Supplements Online, Inc.

We have audited the accompanying balance sheets of Green Supplements Online, Inc. as of April 30, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year ended and for the period January 10, 2013 (inception) through April 30, 2013. Green Supplements Online, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Supplements Online, Inc. as of April 30, 2014 and 2013 and the results of its operations and its cash flows for the year ended and for the period from January 10, 2013 (inception) through April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated deficit of $17,750 as of April 30, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
July 29, 2014

1660 South Highway 100

Suite 500

St . Louis Park, MN 55416

630.277.2330

GREEN SUPPLEMENTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	April 30, 2014	April 30, 2013
Current Assets
Cash and cash equivalents	$ 3,344	$ 6,100
Total Current Assets	3,344	6,100

Total Assets	$ 3,344	$ 6,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	1,894	374

Total Liabilities	1,894	374

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,660,000 and 6,000,000 shares issued and outstanding at April 30, 2014 and 2013, respectively;	6,660	6,000
Additional paid in capital	12,540	-
Deficit accumulated during the development stage	(17,750)	(274)
Total Stockholders’ Equity (Deficit)	1,450	5,726

Total Liabilities and Stockholders’ Equity	$ 3,344	$ 6,100

See accompanying notes to financial statements.

GREEN SUPPLEMENTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year ended April 30, 2014	For the period from January 10, 2013 (Inception) to April 30, 2013	For the period form January 10, 2013 (Inception) to April 30, 2014

REVENUES	$ -	$ -	-

OPERATING EXPENSES
Business License and Permits	509	274	783
Bank Service Charges	563	-	563
Professional Fees	16,400	-	16,400
Computer and Internet Expense	3	-	3

TOTAL OPERATING EXPENSES	17,475	274	17,749

NET LOSS FROM OPERATIONS	(17,475)	(274)	(17,749)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (17,475)	$ (274)	(17,749)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,010,598	6,000,000

See accompanying notes to financial statements.

GREEN SUPPLEMENTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended April 30, 2014	For the period from January 10, 2013 (Inception) to April 30, 2013	For the period from January 10, 2013 (Inception) to April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (17,476)	$ (274)	$ (17,750)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(17,476)	(274)	(17,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	13,200	6,000	19,200
Loans from director	1,520	374	1,894
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	14,720	6,374	21,094

NET INCREASE IN CASH	(2,756)	6,100	3,344
Cash, beginning of period	6,100	-	-
Cash, end of period	$ 3,344	$ 6,100	3,344

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

GREEN SUPPLEMENTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Green Supplements Online Inc. is a development stage company registered in the State of Nevada on January 10, 2013 formed to buy nutrition and dietary supply from different manufacturers and resell under as “private-label” “Green Supplements Online Inc.” products. We will contract with one or more non-affiliated contract manufacturers. Our source of revenue from operating will be reselling nutrition and dietary supply products.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,344 of cash as of April 30, 2014 and $6,194 of cash as of April 30, 2013.

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

GREEN SUPPLEMENTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES – CONTINUED

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2014.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of April 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

GREEN SUPPLEMENTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 4 – LOAN FROM DIRECTOR - CONTINUED

The balance due to the director was $1,894 as of April 30, 2014.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 13, 2013, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

On January 27, 2014, the Company issued 195,000 shares of common stock for cash proceeds of $3,900 at $0.02 per share.

As of April 30, 2014, the Company issued 465,000 shares of common stock for cash proceeds of $9,300 at $0.02 per share.

There were 6,660,000 shares of common stock issued and outstanding as of April 30, 2014.

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

NOTE 7 – INCOME TAXES

As of April 30, 2013, the Company had net operating loss carry forwards of approximately $17,750 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	April 30, 2013	April 30, 2014
Federal income tax benefit attributable to:
Current Operations	$274	17,476
Less: valuation allowance	(274)	(17,476)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

GREEN SUPPLEMENTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 7 – INCOME TAXES - CONTINUED

	April 30, 2013	April 30, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$93	5,942
Less: valuation allowance	(93)	(5,942)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $17,750 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of April 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Vyacheslav Semenets 112 N. CURRY STREET, CARSON CITY NV 89703	38	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

Biographical Information and Background of officer and director

Mr. Sements graduated from Novosibirsk State University of Economics and Management, Novosibirsk, Russia in June 2010 (Mr. Sements attended full time studies from 2006 to 2010). He has earned a Master's degree (qualification: management). He has earned a Master's degree (qualification: management). From August 2010 to February 2012 Vyacheslav Semenets worked as Sales manager at "ABC" nutrition store in Novosibirsk, Russia. His responsibilities were to research and call potential customers. He was responsible for sales processes and for the financial side of the business including invoicing, discounts and staff commissions.

Mr. Semenets the remainder of his business time commits to researching other business opportunities unrelated to our business. At the present, Mr. Semenets is not actively involved in any other business than the business of our registrant. Once we expand operations, and are able to attract more merchants and customers, Vyacheslav Semenets agreed to commit more time as required.  Because Vyacheslav Semenets will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer and a sole director, Vyacheslav Semenets who currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) from inception on January 10, 2013 until April 30, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Vyacheslav Semenets	2013	0	0	0	0	0	0	0	0
President	2014	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of April 30, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vyacheslav Semenets 112 N. CURRY STREET, CARSON CITY NV 89703	6,000,000 shares of common stock (director)	63%

The percent of class is based on 6,660,000shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30 2014, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended April 30, 2013, and April 30, 2014.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN SUPPLEMENTS ONLINE INC.
Dated: July 31, 2014	By: /s/ Vyacheslav Semenets
Vyacheslav Semenets , President and Chief Executive Officer and Chief Financial Officer