Form 10-Q
period 2014-07-31
Green Supplements Online Inc
filed 2014-09-16
CIK 1580836

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 16, 2014
Common Stock: $0.001	6,910,000

3 | Page

GREEN SUPPLEMENTS ONLINE INC.

CONDENSED BALANCE SHEET

(Unaudited)

ASSETS	July 31, 2014	April 30, 2014
Current Assets
Cash and cash equivalents	$ 3,638	$ 3,344
Total Current Assets	3,638	3,344

Total Assets	$ 3,638	$ 3,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	1,894	1,894

Total Liabilities	1,894	1,894

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,910,000 and 6,660,000 shares issued and outstanding respectively;	6,910	6,660
Additional paid in capital	17,290	12,540
Accumulated deficit	(22,456)	(17,750)
Total Stockholders’ Equity (Deficit)	1,744	1,450

Total Liabilities and Stockholders’ Equity	$ 3,638	$ 3,344

See accompanying notes to financial statements.

4 | Page

GREEN SUPPLEMENTS ONLINE INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the period three months ending July 31, 2014	For the period three months ending July 31, 2013

REVENUES	$ -	$ -

OPERATING EXPENSES
Business License and Permits	-	-
Bank Service Charges	45	52
Professional Fees	4,660	5,869
Computer and Internet Expense	-	-

TOTAL OPERATING EXPENSES	4,705	5,921

NET LOSS FROM OPERATIONS	(4,705)	(5,921)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (4,705)	$ (5,921)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,836,630	6,003,545

See accompanying notes to financial statements.

5 | Page

GREEN SUPPLEMENTS ONLINE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ending July 31, 2014	For the three months ending July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,705)	$ (5,921)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,705)	(5,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	-
Loans from director	-	100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,000	100

NET INCREASE IN CASH	295	(5,821)
Cash, beginning of period	3,344	6,100
Cash, end of period	$ 3,638	$ 279

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

6 | Page

GREEN SUPPLEMENTS ONLINE INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2014 (Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Green Supplements Online Inc. is a development stage company registered in the State of Nevada on July 10, 2013 formed to buy nutrition and dietary supply from different manufacturers and resell under as “private-label” “ Green Supplements Online Inc.” products. We will contract with one or more non-affiliated contract manufacturers. Our source of revenue from operating will be reselling nutrition and dietary supply products.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on July 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2014 audited financial statements.  The results of operations for the three months ended July 31, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,639 of cash as of July 31, 2014 and $3,344 of cash as of April 30, 2014.

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

7 | Page

GREEN SUPPLEMENTS ONLINE INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2014 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES – (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2014.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements

8 | Page

GREEN SUPPLEMENTS ONLINE INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2014 (Unaudited)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of July 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 5 – LOAN FROM DIRECTOR

On July 10, 2013, director loaned $274 to Incorporate the company.

On March 28, 2013, a director loaned $200 to the Company to open bank account.

On September 19, 2013, director loaned $1,420 to pay for ongoing expenses.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $1,894 as of July 31, 2014.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 13, 2013, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

On July 27, 2014, the Company issued 195,000 shares of common stock for cash proceeds of $3,900 at $0.02 per share.

As of April 30, 2014, the Company issued 465,000 shares of common stock for cash proceeds of $9,300 at $0.02 per share.

On July 31, 2014, the Company issued 250,000 shares of common stock for cash proceeds of $5,000 at $0.02 per share.

There were 6,910,000 shares of common stock issued and outstanding as of July 31, 2014.

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

9 | Page

GREEN SUPPLEMENTS ONLINE INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2014 (Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

10 | Page

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

Three Months Periods Ended July 31, 2014 and 2013

Our net loss for the three months period ended July 31, 2014 was $4,705. Our net loss for three months period ended July 31, 2013 was $ 5,921.  During the three months ended July 31, 2014  and 2013 we did not generate any revenue.

During the three month period ended July 31, 2014, our operating expenses were bank service charges of $45 and professional fees of $4,660.  During three months period ended July 31, 2013, our operating expenses were bank service charges of $52, professional fees $5,869.  The weighted average number of shares outstanding was 6,836,630 for the three months ended July 31, 2014 and  6,003,545 for the three months period  ended July 31, 2013.

Liquidity and Capital Resources

Three Months Period Ended July 31, 2014

As of July 31, 2014, our total assets were $3,638 compared to $3,344 in total assets at April 30, 2013. Total assets were comprised of cash and cash equivalents only. As of July 31, 2014, our current liabilities were $1,894, and stockholders’ deficit was $ 1,744, compared to current liabilities of $1,894 and stockholders' equity of $1,450 as of April 30, 2013.

Cash Flows from Operating Activities

11 | Page

We have not generated positive cash flows from operating activities. For the three months period ended July 31, 2014, net cash flows used in operating activities was $4,705. For the three months period ended July 31, 2013, net cash flows from operating activities was $5,921.

Cash Flows from Investing Activities

For the three months period ended July 31, 2014 and 2013, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended July 31, 2014, cash flow provided by financing activities was $5,000 from the issuance of common stock. For the three months period ended July 31, 2013, net cash provided by financing activities was $100 received from proceeds from director loan.

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

12 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

13 | Page

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

Green Supplements Online Inc.
Dated: September 16, 2014	By: /s/ Vyacheslav Semenets
Vyacheslav Semenets, President and Chief Executive Officer and Chief Financial Officer

14 | Page