Form 10-Q
period 2014-10-31
Green Supplements Online Inc
filed 2014-12-15
CIK 1580836

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 15, 2014
Common Stock: $0.001	6,910,000

3 | Page

GREEN SUPPLEMENTS ONLINE INC.

CONDENSED BALANCE SHEET

(Unaudited)

ASSETS	October 31, 2014	April 30, 2014
Current Assets
Cash and cash equivalents	$ 2,175	$ 3,344
Total Current Assets	2,175	3,344

Total Assets	$ 2,175	$ 3,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	1,894	1,894

Total Liabilities	1,894	1,894

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,910,000 and 6,660,000 shares issued and outstanding respectively;	6,910	6,660
Additional paid in capital	17,290	12,540
Deficit accumulated during the development stage	(23,919)	(17,750)
Total Stockholders’ Equity (Deficit)	281	1,450

Total Liabilities and Stockholders’ Equity	$ 2,175	$ 3,344

See accompanying notes to financial statements.

4 | Page

GREEN SUPPLEMENTS ONLINE INC.

CONDENSED STATEMENT OF OPERATION (Unaudited)

	For the period three months ending October 31, 2014	For the period three months ending October 31, 2013	For the period six months ending October 31, 2014	For the period six months ending October 31, 2013

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Business License and Permits	-	-	-	-
Bank Service Charges	48	42	94	88
Professional Fees	1,400	1,325	6,060	7,194
Computer and Internet Expense	15	3	15	3

TOTAL OPERATING EXPENSES	1,463	1,370	6,169	7,285

NET LOSS FROM OPERATIONS	(1,463)	(1,370)	(6,169)	(7,285)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (1,463)	$ (1,370)	$ (6,169)	$ (7,285)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,910,000	6,000,000	6,873,315	6,000,000

See accompanying notes to financial statements.

5 | Page

GREEN SUPPLEMENTS ONLINE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ending October 31, 2014	For the six months ending October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,169)	$ (7,285)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,168)	(7,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	-
Loans from director	-	1,420
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,000	1,420

NET INCREASE IN CASH	(1,169)	(5,865)
Cash, beginning of period	3,344	6,194
Cash, end of period	$ 2,175	$ 329

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

6 | Page

GREEN SUPPLEMENTS ONLINE INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014 (Unaudited)

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on October 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2014 audited financial statements.  The results of operations for the three months ended October 31, 2014 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,175 of cash as of October 31, 2014 and $3,344 of cash as of April 30, 2014.

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

7 | Page

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2014.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of

8 | Page

October 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 5 – LOAN FROM DIRECTOR

On October 10, 2013, director loaned $274 to Incorporate the company.

On March 28, 2013, a director loaned $200 to the Company to open bank account.

On September 19, 2013, director loaned $1,420 to pay for ongoing expenses.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $1,894 as of October 31, 2014.

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

On October 31, 2014, the Company issued 250,000 shares of common stock for cash proceeds of $5,000 at $0.02 per share.

There were 6,910,000 shares of common stock issued and outstanding as of October 31, 2014.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

9 | Page

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

Three and Six Months Periods Ended October 31, 2014 and 2013

Our net loss for the three months period ended October 31, 2014 was $1,463. Our net loss for three months period ended October 31, 2013 was $ 1,370.  During the three months ended October 31, 2014 and 2013 we did not generate any revenue.

Our net loss for the six months period ended October 31, 2014 was $6,169. Our net loss for six months period ended October 31, 2013 was $ 7,285.  During the six months ended October 31, 2014 and 2013 we did not generate any revenue.

The weighted average number of shares outstanding was 6,910,000 for the three months ended October 31, 2014 and  6,000,000 for the three months period  ended October 31, 2013.

The weighted average number of shares outstanding was 6,873,315 for the six months ended October 31, 2014 and  6,000,000 for the six months period  ended October 31, 2013.

Liquidity and Capital Resources

Three Months Period Ended October 31, 2014

10 | Page

As of October 31, 2014, our total assets were $2,175 compared to $3,344 in total assets at April 30, 2014. Total assets were comprised of cash and cash equivalents only. As of October 31, 2014, our current liabilities were $1,894, and stockholders’ deficit was $ 281, compared to current liabilities of $1,894 and stockholders' equity of $1,450 as of April 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended October 31, 2014, net cash flows used in operating activities was $6,168. For the six months period ended October 31, 2013, net cash flows from operating activities was $7,285.

Cash Flows from Investing Activities

For the three months period ended October 31, 2014 and 2013, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended October 31, 2014, cash flow provided by financing activities was $5,000 from the issuance of common stock. For the three months period ended October 31, 2013, net cash provided by financing activities was $1,420 received from proceeds from director loan.

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

11 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

12 | Page

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

Green Supplements Online Inc.
Dated: December 15, 2014	By: /s/ Vyacheslav Semenets
Vyacheslav Semenets, President and Chief Executive Officer and Chief Financial Officer

13 | Page