Form 10-K
period 2015-04-30
Green Supplements Online Inc
filed 2015-07-30
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  000-55262

GREEN SUPPLEMENTS ONLINE INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	33-1227348 (IRS Employer Identification Number)

112 N. CURRY STREET,

 CARSON CITY NV 89703

   (702) 605-4287

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes[X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of July 30, 2015, the registrant had 6,910,000shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of July 30, 2015.

TABLE OF CONTENTS

PART I

Item 1. Business

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

GENERAL

Green Supplements Online Inc. was incorporated in Nevada on January 10, 2013. We are a development stage company that was formed to market and sell a line of nutrition and dietary products. We are negotiating with Green Medicine, Inc., a Nevada corporation, to act as distributes of our future products. Our plan is to outsource manufacturing and sell the finished products under our brand name.  Currently, we have not yet initiated any product development efforts. Our principal executive offices are located at 112 N. Curry Street, Carson City NV 89703. Our phone number is (702) 605-4287.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares. We cannot assure you that there will be a market in the future for our common stock.

 As of April 30, 2015, no shares of our common stock have traded.

Number of Holders

As of April 30, 2015, the 6,910,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2014 and 2015.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

We expect we will require additional capital to meet our long term operating requirements. We hope to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED APRIL 30, 2015 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2014.

Our net loss for the fiscal year ended April 30 2015 was $9,375 compared to a net loss of $17,475 during the fiscal year ended April 30, 2014. During fiscal years ended April 30, 2015 and 2014, the Company has not generated any revenue.

Our operating expenses consisted of bank fees, business license and permits, professional fees and computer and Internet expenses.

The weighted average number of shares outstanding was 6,721,644 and 6,010,598 for the fiscal year ended April 30, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2015 and 2014

As of April 30, 2015, our total assets were $469 and our total liabilities were $3,394 comprised of notes payable to related parties.

As of April 30, 2014, our total assets were $3,344 comprised of cash and cash equivalents and our total liabilities were $ 1,894.  Stockholders’ equity decreased from $1,450 as of April 30, 2014 to $(2,925) as of April 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2015, net cash flows used in operating activities was $(9,375) consisting of a net loss. For the fiscal year ended April 30, 2014, net cash flows used in operating activities were $(17,475).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2015, net cash from financing activities was $6,500.  For the year ended April 30, 2014, net cash from financing activities was $14,720 consisting of $13,200 of proceeds received from issuances of common stock and $1,520 from director loans.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2015 and April 30, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

GREEN SUPPLEMENTS ONLINE INC.

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

10

Balance Sheet as of April 30, 2015 and April 30, 2014                                                               11

Statements of Operations for years ended

April 30, 2015 and 2014                                                                                                            12

Statement of Stockholders’ Equity                                                                                           13

Statements of Cash Flows for the years ended

April 30, 2015 and 2014                                                                                                            14

Notes to the Financial Statements                                                                                            15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Green Supplements Online, Inc.

We have audited the accompanying balance sheets of Green Supplements Online, Inc. as of April 30, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended April 30, 2015 and 2014. Green Suppplements Online, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Supplements Online, Inc. as of April 30, 2015 and 2014 and the results of its operations and its cash flows for  years ended April 30, 2015 and 2014  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated deficit and net losses for the years ended April 30, 2015 and 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
July 30, 2015

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

GREEN SUPPLEMENTS ONLINE INC.

BALANCE SHEETS

ASSETS	April 30, 2015	April 30, 2014
Current Assets
Cash and cash equivalents	$ 469	$ 3,344
Total Current Assets	469	3,344

Total Assets	$ 469	$ 3,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 3,394	$ 1,894

Total Liabilities	3,394	1,894

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,910,000 and 6,660,000 shares issued and outstanding respectively;	6,910	6,660
Additional paid in capital	17,220	12,540
Accumulated deficit	(27,125)	(17,750)
Total Stockholders’ Equity (Deficit)	(2,995)	1,450

Total Liabilities and Stockholders’ Equity	$ 469	$ 3,344

See accompanying notes to financial statements.

GREEN SUPPLEMENTS ONLINE INC.

STATEMENTS OF OPERATIONS

	Year ended April 30, 2015	Year ended April 30, 2014

REVENUES	$ -	$ -

OPERATING EXPENSES
Business License and Permits	-	509
Bank Service Charges	180	563
Professional Fees	9,179	16,400
Computer and Internet Expense	16	3

TOTAL OPERATING EXPENSES	9,375	17,475

NET LOSS FROM OPERATIONS	(9,375)	(17,475)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (9,375)	$ (17,475)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,7,21,644	6,010,598

See accompanying notes to financial statements.

GREEN SUPPLEMENTS ONLINE INC.

STATEMENTS OF STOCKHOLDERS’EQUITY

	Common Stock Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of April 30, 2013	6,000,000	$ 6,000	$ -	$ (275)	$ 5,725

Shares issued for cash at $.02 per share	660,000	660	12,540	-	13,200

Net loss for the year ended April 30, 2014	-	-	-	(17,475)	(17,475)

Balance as of April 30, 2014	6,660,000	6,660	12,540	(17,750)	1,450

Shares issued for cash at $0.02 per share	250,000	250	4,750	-	5,000

Net loss for the period ended April 30, 2015	-	-	-	(9,375)	(9,375)

Balance as of April 30, 2015	6,910,000	$ 6,910	$ 17,220	$ (27,125)	$ (2,925)

The accompanying notes are an integral part of these financial statements. 13

GREEN SUPPLEMENTS ONLINE INC.

STATEMENTS OF CASH FLOWS

	Year ended April 30, 2015	Year ended April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (9,375)	$ (17,475)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,375)	(17,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	13,200
Loans from director	1,501	1,520
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,501	14,720

NET INCREASE IN CASH	(2,874)	(2,756)
Cash, beginning of period	3,344	6,100
Cash, end of period	$ 469	$ 3,344

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

GREEN SUPPLEMENTS ONLINE INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $469 of cash as of April 30, 2015 and $3,344 of cash as of April 30, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2015.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of April 30, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

On March 5, 2015, director loaned $1,500 to pay for Company expenses.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $3,394 as of April 30, 2015.

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

There were 6,910,000 shares of common stock issued and outstanding as of April 30, 2015.

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

NOTE 7 – INCOME TAXES

As of April 30, 2015, the Company had net operating loss carry forwards of approximately $9,374 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	April 30, 2014	April 30, 2015
Federal income tax benefit attributable to:
Current Operations	$5,942	$ 3,187
Less: valuation allowance	(5,942)	(3,187)
Net provision for Federal income taxes	$-	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2014	April 30, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$6,035	$ 9,222
Less: valuation allowance	(6,035)	(9,222)
Net deferred tax asset	$-	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,374 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of April 30, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Vyacheslav Semenets 112 N. CURRY STREET, CARSON CITY NV 89703	39	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

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

SIGNIFICANT EMPLOYEES

We have no employees other than our CEO, CFO, President and Treasurer and a sole director, Vyacheslav Semenets who currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) during fiscal years ended April 30, 2014 and April 30, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Vyacheslav Semenets	2014	0	0	0	0	0	0	0	0
President	2015	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of April 30, 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vyacheslav Semenets 112 N. CURRY STREET, CARSON CITY NV 89703	6,000,000 shares of common stock	63%

(1) The percent of class is based on 6,910,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions and Director Independence

During the year ended April 30, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30 2015, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended July 31, 2014, October 31, 2014 and January 31, 2015.

.

Item 15. Exhibits and Financial Statement Schedules

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

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN SUPPLEMENTS ONLINE INC.
Dated: July 30, 2015	By: /s/ Vyacheslav Semenets
Vyacheslav Semenets , President and Chief Executive Officer and Chief Financial Officer