Form 10-Q
period 2015-07-31
Green Supplements Online Inc
filed 2015-09-22
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number: 000-55262

GREEN SUPPLEMENTS ONLINE INC.

(Exact name of registrant as specified in its charter)

Nevada	33-1227348
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

PE Wanda Building, No. 439, 23rd Floor
Changjiang Road Xigang District, Dalian
People’s Republic of China	N/A
(Address of Principal Executive Offices)	(Zip Code)

86-165-0392-5151

(Registrant’s Telephone Number, Including Area Code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

As of September 18, 2015, there were 6,910,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

PART I

Item 1.	Financial Statements

GREEN SUPPLEMENTS ONLINE INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	July 31, 2015	April 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$108	$469
Total Current Assets	108	469

Total Assets	$108	$469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from directors	$7,094	$3,394

Total Liabilities	7,094	3,394

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,910,000 and 6,600,000 shares issued and outstanding respectively;	6,910	6,910
Additional paid in capital	17,290	17,290
Deficit accumulated during the development stage	(31,186)	(27,125)
Total Stockholders’ Equity (Deficit)	(6,986)	(2,925)

Total Liabilities and Stockholders’ Equity	$108	$469

The accompanying notes are an integral part of these unaudited condensed financial statements

GREEN SUPPLEMENTS ONLINE INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended July 31, 2015	Three Months ended July 31, 2014

REVENUES	$-	$-

OPERATING EXPENSES
Bank Service Charges	141	45
Professional Fees	3,920	4,660

TOTAL OPERATING EXPENSES	4,061	4,705

NET LOSS FROM OPERATIONS	(4,061)	(4,705)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,061)	$(4,705)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,910,000	6,836,630

The accompanying notes are an integral part of these unaudited condensed financial statements

GREEN SUPPLEMENTS ONLINE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended July 31, 2015	Three Months ended July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(4,061)	$(4,705)
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,061)	(4,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000
Loans from director	3,700	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,700	5,000

NET INCREASE (DECREASE) IN CASH	(361)	(2,756)
Cash, beginning of period	469	295
Cash, end of period	$108	$3,344

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

GREEN SUPPLEMENTS ONLINE INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Green Supplements Online Inc. (the “Company”) was incorporated in the State of Nevada on January 10, 2013. Our principal executive offices are located at PE Wanda Building, No. 439, 23rd Floor, Changjiang Road, Xigang District, Dalian, People’s Republic of China. Our phone number is +86-165-0392-5151.

Our business model was to buy nutrition and dietary products from different manufacturers and resell those products under our private-label. Our source of revenue from operations was to be reselling nutrition and dietary supply products. The line of nutrition and dietary products that we intended to market was to be standard non-proprietary supplements and other products that contained our label. Currently, we have not yet initiated any product development efforts nor generated any revenue to date.

On July 16, 2015, the Company’s then-controlling shareholder, Vyacheslav Sements (“VS”), and the other shareholders of the Company (collectively, the “Original Stockholders”) entered into a stock purchase agreement (the “Agreement”) to sell 97.5% of the Company’s common stock (the “Common Stock”) for $225,000 in cash (the “Consideration”) to a number of individuals (the “Current Stockholders”). The Consideration was paid to the Original Stockholders and the Common Stock was transferred to the Current Stockholders on August 3, 2015, which resulted in a change in control of the Company.

Following the change of control, the Company is now seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

On August 3, 2015, in accordance with the terms of the Agreement, VS, the Company’s sole officer and director at that time, resigned from his positions with the Company. At present, we have no employees other than our officers and directors, listed below.

Name	Age	Position
Wenbo Yu	59	Chairman of the Board of Directors
Peter H. Tong	61	Interim Chief Executive Officer, Chief Financial Officer and Director
Carmen XiaoYan Yu	24	Chief Operating Officer and Director
Jian Fe Sun	51	Managing Director
Enlong Pan	58	Director
Long Pan	27	Director
Xiaoying Yu	31	Director

GREEN SUPPLEMENTS ONLINE INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenues therefrom.

(b)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the three months ended July 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to U.S. GAAP and have been consistently applied in the presentation of financial statements. The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

(c)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At July 31, 2015 and 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

(d)	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(e)	Recently issued or adopted standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

3.	ACCRUED LIABILITIES

As of July 31, 2015, the Company had accrued liabilities of $7,094, consisting mainly of accrued transfer agent, accounting, and audit fees.

4.	INCOME TAXES

 As of July 31, 2015, the Company had net operating loss carry forwards of approximately $13,435 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,435 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	transfer agent services,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of July 31, 2015, the Company had an accumulated deficit of $31,186. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $60,000 within the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

6.	Loans from Officers and Directors

As of July 31, 2015, the Company had loans from its officers and directors aggregating $7,094. All of these loans have been forgiven as of August 3, 2015 (see Note 7. Subsequent Events).

7.	SUBSEQUENT EVENTS

As previously prescribed in Note 1 above, on August 3, 2015, a change in control in the Company occurred when the Original Stockholders sold 97.5% of the issued and outstanding shares of the Company’s Common Stock to the Current Stockholders in consideration for $225,000 in cash. As of August 3, 2015, the ownership of the Company is as follows:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Wenbo Yu	1,934,800	28.0%
Carmen XiaoYan Yu	1,382,000	20.0%
Xiaoying Yu	1,382,000	20.0%
Jian Fei Sun	552,800	8.0%
Yong Xie	414,600	6.0%
Peter Tong	328,225	4.75%
Enlong Pan	328,225	4.75%
Yingxin Wang	276,400	4.0%
Long Pan	138,200	2.0%
TOTAL	6,737,250	97.5%

(1)       Applicable percentages are based on 6,910,000 shares of Common Stock issued and outstanding as of August 3, 2015. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to the securities.

In connection with the change in control, VS, the Company’s sole officer and director, resigned from his position as officer and director of the Company, and was replaced by the individuals listed in Note 1 above.

In addition, upon the consummation of the sale of the shares of Common Stock by the Original Stockholders to the Current Stockholders on August 3, 2015, all outstanding loans made to the Company by its officers and directors were forgiven by the makers and no longer deemed outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our Form 10-K for the fiscal year ended April 30, 2015, as filed on July 30, 2015. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

Green Supplements Online Inc. (the “Company”) was incorporated in the State of Nevada on January 10, 2013. Our principal executive offices are located at PE Wanda Building, No. 439, 23rd Floor, Changjiang Road, Xigang District, Dalian, People’s Republic of China. Our phone number is +86-165-0392-5151

Our business model was to buy nutrition and dietary products from different manufacturers and resell those products under our private-label. Our source of revenue from operations was to be reselling nutrition and dietary supply products. The line of nutrition and dietary products that we intended to market was to be standard non-proprietary supplements and other products that contained our label. Currently, we have not yet initiated any product development efforts nor generated any revenue to date.

On July 16, 2015, the Company’s then-controlling shareholder, Vyacheslav Sements (“VS”), and the other shareholders of the Company (collectively, the “Original Stockholders”) entered into a stock purchase agreement (the “Agreement”) to sell 97.5% of the Company’s common stock (the “Common Stock”) for $225,000 in cash (the “Consideration”) to a number of individuals (the “Current Stockholders”). The Consideration was paid to the Original Stockholders and the Common Stock was transferred to the Current Stockholders on August 3, 2015, which resulted in a change in control of the Company.

Following the change of control, the Company is now seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

Operating Expenses

During the quarters ended July 31, 2015 and 2014, we have incurred $4,061 and $4,705 in expenses, respectively, including fees paid to the Company’s independent accounting firm associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of July 31, 2015, the Company has an accumulated deficit of $31,186. Management anticipates that fees associated with the filing of Exchange Act reports including accounting fees, legal fees and the payment of annual corporate fees will not exceed $60,000 within the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent upon our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances. However, there is no assurance of additional funding being available.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Our potential merger targets are firms seeking either the benefits of a business combination with an SEC reporting company and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. While a private operating company may achieve the same benefits by filing its own Exchange Act registration statement, such benefits can be achieved at a potentially faster rate with limited regulatory review through the completion of a business combination with a public reporting company. A potentially available business combination may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The time required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have gone public in the United States that have significant financial resources, that are seeking to carry out a business plan similar to our business plan. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Liquidity and Capital Resources

As of July 31, 2015, our total assets were $108 comprised of cash and cash equivalents and our total liabilities were $7,094 comprised of notes payable to related parties.

Stockholders’ equity decreased from $(2,925) as of April 30, 2015 to $(6,986) as of July 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2015, net cash flows used in operating activities was $(4,061) consisting of a net loss. For the fiscal year ended April 30, 2015, net cash flows used in operating activities were $(9,375).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months ended July 31, 2015, net cash from financing activities was $3,700, consisting of loans from directors. For the year ended April 30, 2015, net cash from financing activities was $6,501 consisting of $5,000 of proceeds received from issuances of common stock and $1,501 from director loans.

We suffered recurring losses from operations and have an accumulated deficit of $31,186 as of July 31, 2015. Currently, we are a non-operating public company. We currently are seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. In the event we use all of our cash resources, certain members of management and shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for an acquisition, until such acquisition is consummated. Even though this is their current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event they do not fund us and we are not able to find outside investors, we will not have the funds necessary to operate and will have to dissolve.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

 Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of July 31, 2015, the Company’s Interim Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company’s board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management, under the supervision and with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of July 31, 2015, the Company’s internal control over financial reporting was not effective based on those criteria.

 Material weakness

Management identified two material weaknesses in the design and operation of its internal controls: (i) the failure to retain sufficient qualified accounting personnel to prepare financial statements in accordance with U.S. GAAP (including a qualified Chief Financial Officer); and (ii) the Company’s accounting department personnel has limited knowledge and experience in U.S. GAAP.

To remediate the material weaknesses identified in internal control over financial reporting, the Company intends to: (i) hire additional personnel with sufficient knowledge and experience in U.S. GAAP; and (ii) provide ongoing training courses in U.S. GAAP to existing personnel. The Company will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses are remediated.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN SUPPLEMENTS ONLINE INC.

Dated: September 21, 2015	By:	/s/ Peter H. Tong
Name: Peter H. Tong
Title: Interim Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**  Furnished herewith.

