Form 10-Q
period 2016-01-31
Lvyuan Green Building Material Technology Corp.
filed 2016-03-17
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of March 16,2016, there were 6,910,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

PART I

Item 1.	Financial Statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

CONDENSED BALANCE SHEETS

	(Unaudited) January 31, 2016	(Audited) April 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$0	$469
Total Current Assets	0	469

Total Assets	$0	$469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from directors	$35,753	$3,394

Total Liabilities	35,753	3,394

Stockholders’ Equity
300,000,000 and 75,000,000 shares of common stock, par value $0.001 per share, authorized and 6,910,000 shares issued and outstanding as of January 31, 2016 and April 30, 2015, respectively; 30,000,000 and 0 shares of preferred stock, par value $0.001 per share, authorized, none outstanding as of January 31, 2016 and April 30, 2015, respectively.	6,910	6,910
Additional paid in capital	17,290	17,290
Deficit accumulated during the development stage	(59,953)	(27,125)
Total Stockholders’ Equity (Deficit)	(35,753)	(2,925)

Total Liabilities and Stockholders’ Equity	$0	$469

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended January 31, 2016	Three Months ended January 31, 2015	Nine Months ended January 31, 2016	Nine Months ended January 31, 2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Business License and Permits	-	-	-	509
Bank Service Charges	-	42	141	218
Professional Fees	14,528	1,819	32,687	9,651
Computer and Internet Expense	-	-	-	3

TOTAL OPERATING EXPENSES	14,528	1,861	32,828	10,381

NET LOSS FROM OPERATIONS	(14,528)	(1,861)	(32,828)	(10,381)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(14,528)	$(1,861)	$(32,828)	$(10,381)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,910,000	6,910,000	6,910,000	6,003,545

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended January 31, 2016	Nine Months ended January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(32,828)	$(8,029)
CASH FLOWS USED IN OPERATING ACTIVITIES	(32,828)	(8,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	5,000
Loans from director	32,359	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	32,359	5,000

NET INCREASE (DECREASE) IN CASH	(469)	(3.029)
Cash, beginning of period	469	3,344
Cash, end of period	$0	$314

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Our business model was to buy nutrition and dietary products from different manufacturers and resell those products under our privatelabel. Our source of revenue from operations was to be reselling nutrition and dietary supply products. The line of nutrition and dietary products that we intended to market was to be standard non-proprietary supplements and other products that contained our label. Currently, we have not yet initiated any product development efforts nor generated any revenue to date.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the three and nine months ended January 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

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

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At January 31, 2016 and 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	INCOME TAXES

As of January 31, 2016, the Company had net operating loss carry forwards of approximately $59,953that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $59,953 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

4.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	transfer agent services,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of January 31, 2016, the Company had an accumulated deficit of $59,953. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $60,000 within the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

5.	Loans from Officers and Directors

As of January 31, 2016, the Company had received loans from its officers and directors aggregating $35,753. The loans are non-interest bearing and contain no specific repayment terms.

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

Our business model was to buy nutrition and dietary products from different manufacturers and resell those products under our privatelabel. Our source of revenue from operations was to be reselling nutrition and dietary supply products. The line of nutrition and dietary products that we intended to market was to be standard non-proprietary supplements and other products that contained our label. Currently, we have not yet initiated any product development efforts nor generated any revenue to date.

On July 16, 2015, the Original Stockholders entered into a stock purchase agreement to sell 97.5% of the Company’s Common Stock for $225,000 in cash to the Current Stockholders. The Consideration was paid to the Original Stockholders and the Common Stock was transferred to the Current Stockholders on August 3, 2015, which resulted in a change in control of the Company.

Following the change of control, the Company is now seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

Operating Expenses

During the quarters ended January 31, 2016 and 2015, we have incurred $14,528 and $1,861 in expenses, respectively, including fees paid to the Company’s independent accounting firm associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of January 31, 2016, the Company has an accumulated deficit of $59,953. Management anticipates that fees associated with the filing of Exchange Act reports including accounting fees, legal fees and the payment of annual corporate fees will not exceed $60,000 during the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Liquidity and Capital Resources

As of January 31, 2016, our total assets were $0 and our total liabilities were $35,753, comprised of notes payable to related parties.

Stockholders’ equity decreased from $(2,925) as of April 30, 2015 to $(35,753) as of January 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three and nine months ended January 31, 2016, net cash flows used in operating activities was $(14,528) and $(32,828), respectively, consisting of a net loss. For the fiscal year ended April 30, 2015, net cash flows used in operating activities was $(9,375).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three and nine months ended January 31, 2016, net cash from financing activities was $5,000  and $32,359, respectively, consisting of loans from directors. For the year ended April 30, 2015, net cash from financing activities was $6,501, consisting of $5,000 of proceeds received from issuances of common stock and $1,501 from director loans.

We suffered recurring losses from operations and have an accumulated deficit of $59,953 as of January 31, 2016. Currently, we are a non-operating public company. We currently are seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. In the event we use all of our cash resources, certain members of management and shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for an acquisition, until such acquisition is consummated. Even though this is their current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event they do not fund us and we are not able to find outside investors, we will not have the funds necessary to operate and will have to dissolve.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of January 31, 2016, the Company’s Interim Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

Dated: March 16, 2016	By:	/s/ Peter H. Tong
	Name:	Peter H. Tong
	Title:	Interim Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**  Furnished herewith.

