Form 10-K
period 2016-04-30
Lvyuan Green Building Material Technology Corp.
filed 2016-07-29
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______to______

Commission file number: 000-55262

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

(Exact name of Company as specified in its charter)

Nevada	33-1227348
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 01, 25/F, Kerry Center
No, 2008, Renmin South Road
Luohu District, Shenzhen City, Guangdong P.R. China	N/A
(Address of Principal Executive Offices)	(Zip Code)

Company's telephone number, including area code: 86-755-2218-4466

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒ No ☐

As of July 29, 2016 there were 6,910,000 shares of company's common stock, par value $0.001 per share, outstanding. 6,460,850 shares of common stock of the Company are held by affiliates. As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market of our shares of common stock on the OTCPink.

PART I

Item 1.	Business.

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

Our business model was to buy nutrition and dietary products from different manufacturers and resell those products under our private label. Our source of revenue from operations was to be reselling nutrition and dietary supply products. The line of nutrition and dietary products that we intended to market was to be standard non-proprietary supplements and other products that contained our label. Currently, we have not yet initiated any product development efforts nor generated any revenue to date.

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

Name	Age	Position
Carmen XiaoYan Yu	34	Chairman of the Board of Directors, Chief Executive Officer
Xiaoying Yu	31	Chief Financial Officer, Secretary, Treasurer and Director
Jian Fe Sun	51	Director
Peter H. Tong	61	Director
Enlong Pan	58	Director
Long Pan	27	Director
Wenbo Yu	59	Director

Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company's officers. As of the date of this Annual Report, the Company has not entered into any agreement with any party regarding acquisition opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds from the Company, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's lack of capital to fund the investigation, the Company may not discover or adequately evaluate adverse facts about the business to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources.

We expect that our due diligence will encompass, among other things, meetings with the target business's incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, the Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The Company does not intend to supply disclosure to stockholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation. In the event a proposed business combination involves a change in majority of directors of the Company without stockholder approval, the Company will file and provide to stockholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. Such Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholders of the Company may not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by the stockholders.

The Company intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities on a full-time basis. Our officers and directors anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of the Company.

Item 1A.	Risk Factors.

An investment in the Company is highly speculative in nature and involves a high degree of risk. You should consider carefully the following risk factors before investing in our securities. If any of the following risks actually occurs, our business, financial condition, or results of operations could be adversely affected.

Risks Related to our Business

We are a development stage company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition which we may be unable to do.

We were incorporated in January 2013 and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity, if any. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance we will be successful in locating candidates meeting that criterion.

Our business is difficult to evaluate because we have limited operating history.

As the Company has a limited operating history and no revenue or assets, it is difficult to evaluate our business until we can consummate a business combination with an operating company. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. Therefore, there is a risk that we will be unable to continue as a going concern.

Our business may have no revenue unless and until we merge with or acquire an operating business, so we are likely to continue to incur losses.

The Company has no revenues or earnings from operations since its inception on January 10, 2013. From inception until April 30, 2106, we have incurred a loss of $36,329 and we expect that we will continue to incur losses at least until we complete a business combination and perhaps after such combination as well. There can be no assurances that we will ever be profitable.

Limited funds and lack of full-time management make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity and we may not discover or adequately evaluate adverse facts about the target company to be acquired.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources to such opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses, legal fees and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually consummated.

The Company has not identified a specific potential acquisition target. Accordingly, an acquisition may not happen.

We have no agreement currently in place with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. Our flexibility in seeking, analyzing and participating in potential business opportunities will be restricted by our limited assets and access to financing. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could materially harm our business, strategy and operating results. Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which could adversely affect our financial condition. Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Any indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

There is competition for those companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

There are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competitive market for a small number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a registration statement on Form 10 with the SEC, thereby registering its common stock pursuant to Section 12(g) of the Exchange Act with the SEC. Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market for a limited number of businesses looking to consummate a business combination with a public reporting company.

Management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs before a suitable target company is identified. Our officers have not entered into a written employment agreement with us and do not expect to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There may be conflicts of interest between our management and the non-management stockholders of the Company.

Currently, our stockholders are also our officers and directors. However, if in the future shares of our Common Stock are held by non- management, management may have an incentive to act adversely to the interests of the other stockholders of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition to this, our officers and directors are involved in other business activities and they may be presented with a business opportunity which would pose a conflict of interest with the business of the Company. The Company has not, as of the date hereof, developed a policy to deal with such conflicts. As a result, conflicts of interest can be resolved only through our officers and directors' exercise of such judgment as is consistent with their fiduciary duties to the Company and they are legally required to make the decision based upon the best interests of the Company and the Company's other stockholders, rather than their own personal pecuniary benefit.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

Even though the Company has no business that produces revenues, the rules and regulations pursuant to the Exchange Act still require a public company to provide periodic reports that require the Company to engage legal, accounting and auditing services. The engagement of such services can be costly and the Company is likely to incur losses. Additionally, the Sarbanes-Oxley Act of 2002 requires that the Company establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting. In this Annual Report on Form 10-K for the year ended April 30, 2016, we concluded that our internal control over financial reporting was not effective as of April 30, 2016. For more information, please refer to Item 9A. Controls and Procedures. Our staff who are primarily responsible for the preparation of our financial statements do not have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP. We cannot assure you that even if we remediate our internal controls over financial reporting relating to the identified material weaknesses that we will establish the effectiveness of our internal controls over financial reporting or that we will not be subject to these or other material weaknesses in the future. Therefore, future reports may have statements indicating that our controls and procedures are not effective. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. In the event that we are unable to remediate our current weaknesses or fail to maintain an effective system of internal controls in the future, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, we do not believe we will be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There may be negative tax consequences in connection with the business combination.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Because we may seek to complete a business combination through a "reverse merger," following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since it is likely that we will seek to assist a privately held business to become public through a "reverse merger" with us. In such event, securities analysts of major brokerage firms may not provide coverage of our Company. In addition, no assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Risks Related to our Stockholders and Shares of Common Stock

Our stockholders may have a minority interest in the Company following a business combination and the stockholders of the acquired company would therefore be able to control the election of our board and other major decisions relating to our Company.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the "Board of Directors") and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited which would make it harder to sell Common Stock.

There is currently no public trading market for the Common Stock and no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the "Securities Act"). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Further, stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act ("Rule 144"), subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger transaction after which the Company would cease to be a "shell company" (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC's review of a future resale registration statement which may preclude you from publicly selling your shares for some time unless they are registered.

Since our shares of Common Stock issued prior to a business combination cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act ("Rule 415"), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

Currently, our management beneficially owns most of the issued and outstanding Common Stock and will, therefore, effectively control any matters that may be put to a vote of the stockholders until a significant amount of shares are issued in the future.

Our management currently beneficially owns 82.5% of the issued and outstanding Common Stock. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●	Election of our Board of Directors;

●	Removal of directors;

●	Amendment to the Company's Certificate of Incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders have complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

We have never paid dividends on our Common Stock, do not foresee paying cash dividends in the foreseeable future and, as a result, our investors' sole source of gain, if any, will depend on capital appreciation, if any.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy. Therefore, our investors' sole source of gain, if any, will depend on capital appreciation, if any.

We expect to issue additional shares of common stock in our initial business combination, which will result in substantial dilution to our existing stockholders.

Our Certificate of Incorporation, as amended, authorizes the issuance of a maximum of 300,000,000 shares of Common Stock and a maximum of 30,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

We will be deemed a blank check company under Rule 419 of the Securities Act; therefore, in any subsequent offering, we will have to comply with Rule 419.

We are required to comply with the provisions of Rule 419 of the Securities Act in any registered offering of securities while we are a blank check or shell company. Pursuant to Rule 419, we will be required to deposit all funds in escrow pending the provision of advice about the proposed transaction to our stockholders fully disclosing all information required by Section 14 of the Exchange Act and seeking the vote and agreement of those stockholders to whom such securities were offered. If no response is received from these stockholders within 45 days thereafter, or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419 will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The funds held in escrow may be released to us and the securities may be delivered to the purchaser or other registered holder identified on the deposited securities only after the escrow agent has received both a signed representation from us as well as other evidence acceptable to the escrow agent that we have met the requirements of Rule 419(e)(1) and (e)(2), and we have consummated an acquisition meeting the requirements of Rule 419(e)(2)(iii) of the Securities Act. In addition, we are required to advise stockholders of a probable acquisition or when we execute an agreement to acquire a business.

The possible issuance in the future of Preferred Stock with preferential rights to the holders of Common Stock could adversely affect the holders of our Common Stock.

Our Certificate of Incorporation authorizes the issuance of up to 30,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. These adverse effects could include subordination to preferred stockholders in the payment of dividends and upon our liquidation and dissolution, and the use of Preferred Stock as an anti-takeover measure, which could impede a change in control that is otherwise in the interests of holders of our Common Stock. Although we have no present intention to issue any shares of Preferred Stock, there can be no assurance that the Company will not do so in the future.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of one of its stockholders at no charge.

Item 3.	Legal Proceedings.

To the knowledge of the Company, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

There is no established public trading market for our Common Stock.

Holders

As of July 29, 2016, there were seventeen (17) record holders of an aggregate of the 6,910,000 shares of Common Stock issued and outstanding.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "expect," "anticipate," "project," "target," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; the loss of key personnel; any of the factors in the "Risk Factors" section of this report; and any statements of assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company's operations involve risks and uncertainties, many of which are outside of the Company's control, and any one of which, or a combination of which, could materially affect the Company's results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Overview

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. There can be no assurance that the Company will ever consummate a business combination and achieve long-term growth potential or immediate, short-term earnings from any business combination the Company enters into.

Operating Expenses

During the fiscal years ended April 30, 2015 and 2016 we have incurred $9,375 and $36,329 in expenses, respectively, including fees paid to the Company’s U.S. securities counsel and independent accounting firm and fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of April 30, 2016, the Company has an accumulated deficit of $63,454. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management's plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances. However there is no assurance of additional funding being available.

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.

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

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have gone public in the United States that have significant financial resources, that are seeking to carry out a business plan similar to our business plan. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors also possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Liquidity and Capital Resources

Net cash used in operating activities was $9,375 and $36,329 in the fiscal years ended April 30, 2015 and 2016, respectively. The increase was due to an increase in audit and legal fees during the year ended April 30, 2015.

We suffered recurring losses from operations and have an accumulated deficit of $63,454 as of April 30, 2016. Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company. In the event we use all of our cash resources, the shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated. Even though this is the shareholders current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event the shareholders do not fund us, we will not have the funds necessary to operate and will have to dissolve.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lvyuan Green Building Material Technology Corp.

I have audited the accompanying balance sheets of Lvyuan Green Building Material Technology Corp. as of April 30, 2016 and 2015, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended April 30, 2016. Lvyuan Green Building Material Technology Corp.’s management is responsible for these financial statements.. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lvyuan Green Building Material Technology Corp., as of April 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 5 to the financial statements, the Company has had minimal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington

July 29, 2016

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

BALANCE SHEETS

	As of	As of
	April 30, 2016	April 30, 2015
Assets
Current Assets

Cash	$0	$469

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accruals	$39,254	$3,394

Stockholders' Deficit
Preferred stock, $.001 par value, 30,000,000 and 0 shares authorized, no shares issued and outstanding at April 30, 2016 and April 30, 2015, respectively.	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 6,910,000 issued and outstanding at April 30, 2016; 75,000,000 shares authorized, 6,910,000 issued and outstanding at April 30, 2015.	6,910	6,910

Additional paid-in capital	17,290	17,290

Subscription receivable	-	-

Accumulated deficit	(63,454)	(27,125)

TOTAL STOCKHOLDERS' DEFICIT	(39,254)	(2,925)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$469

See accompanying notes to financial statements.

F-2

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	APRIL 30,
	2016	2015

Revenue	$-	$-

General administrative expenses	(36,329)	(9,375)
Net loss attributable to common stockholders	$(36,329)	$(9,375)

Weighted Average Number of Common Shares Outstanding, basic and diluted	6,910,000	6,910,000

Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)

See accompanying notes to financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	receivable	Deficit	Equity
Sales of common stock	6,910,000	$6,910	$17,290	-	$(17,290)	$6,450
Contributions from stockholders
Net loss	-	-	-	-	(9,375)	(9,375)

Balance at April 30, 2015	6,910,000	$6,910	$17,290	$-	$(27,125)	$(2,925)

Contributions from stockholders
Net loss	-	-	-	-	(36,329)	(36,329)

Balance at April 30, 2016	6,910,000	$6,910	$17,290	$-	$(63,454)	$(39,254)

See accompanying notes to financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	April 30,
	2016	2015
Operating Activities
Net loss	$(36,329)	$(9,375)

Changes in operating assets & liabilities:

Accrual expense

Net cash used in operating activities	(37,329)	(9,375)

Cash flows from financing activities:
Proceeds received from sale of common stock	-	5,000
Loans from director	35,860	1,501
Net cash provided in financing activities	35,860	6,501

Net decrease in cash	(469)	(2,874)

Cash - Beginning of period	469	3,344

Cash - End of period	$0	$469

Supplemental schedule of non-cash financing activities:

Interest paid
Income taxes paid	$-	$-

See accompanying notes to financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Lvyuan Green Building Material Technology Corp. (the “Company”) was incorporated in the State of Nevada on January 10, 2013 as Green Supplements Online Inc. We changed our name to Lvyuan Green Building Material Technology Corp. on September 24, 2015. Our principal executive offices are located at Room 01, 25/F, Kerry Centery, No. 2008 Renmin South Road, Luohu District, Shenahen City, Guangdong, People’s Republic of China. Our phone number is +86-755-2218-4466.

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

Name	Age	Position
Carmen XiaoYan Yu	34	Chairman of the Board of Directors, Chief Executive Officer
Xiaoying Yu	31	Chief Financial Officer, Secretary, Treasurer and Director
Jian Fe Sun	51	Director
Peter H. Tong	61	Director
Enlong Pan	58	Director
Long Pan	27	Director
Wenbo Yu	59	Director

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Development Stage Company

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

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At April 30, 2016 and 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

3.	ACCRUED LIABILITIES.

As of April 30, 2016 and 2015, the Company had $36,329 and $9,375 in accrued liabilities, respectively. The accrued liabilities mainly consist of accounting and audit fees.

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, "Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of April 30, 2016. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at April 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company's financial position and results of operation and cash flows as of and for the period ended April 30, 2016.

The Company files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities during the three year period prior to the period covered by these financial statements.

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of April 30, 2016, the Company had an accumulated deficit of $63,454. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of April 30, 2016, the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company's board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

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

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of April 30, 2016, the Company’s internal control over financial reporting was not effective based on those criteria.

Material weakness

Management identified two material weaknesses in the design and operation of its internal controls: (i) the failure to retain sufficient qualified accounting personnel to prepare financial statements in accordance with accounting principles generally accepted in the United States (including a qualified Chief Financial Officer); and (ii) the Company’s accounting department personnel has limited knowledge and experience in U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of April 30, 2016 were as follows:

Name	Age	Position
Carmen XiaoYan Yu	34	Chairman of the Board of Directors, Chief Executive Officer
Xiaoying Yu	31	Chief Financial Officer, Secretary, Treasurer and Director
Jian Fe Sun	51	Director
Peter H. Tong	61	Director
Enlong Pan	58	Director
Long Pan	27	Director
Wenbo Yu	59	Director

Carmen XiaoYan Yu has served as the Chairman of the Board of Directors and Chief Executive Officer of the Company since June 15, 2016. Prior to that, from August 3, 2015 to June 15, 2016, Ms. Yu served as a director of the Company. Since September 2010, Ms. Yu served as the Chief Executive Officer and General Manager of Daqing Huaxia Lvyuan Building Material Technology Development Co., Ltd. Carmen XiaoYan Yu received a Bachelor of Business Administration and a Master of Business Administration from the University of Toronto.

Xiaoying Yu has served as the Chief Financial Officer, Secretary and Treasurer of the Company since June 15, 2016. Mr. Yu has served as a director on our Board of Directors since August 3, 2105. Mr. has also served as Project Manager of Dalian Guotou Investment Guarantee Corporation, a company that provides loan guarantees, in Dalian, China, since July 2012. Mr. Yu worked in the business department at Dalian Topbrains Development Corporation, a trading company, in Dalian, China, from April 2011 to May 2012. Mr. Yu received a Bachelor of Economics and a Bachelor of Commerce from the University of Toronto.

Jian Fei Sun has served as a director on our Board of Directors since August 3, 2015. Mr. Sun has also served as Chairman of Shenzhen Qianhai Zhongjintou Capital Resource Co., Ltd., a financial services company in Shenzhen, Guangdong, China, since September 2014. From May 2010 to August 2014, Mr. Sun served as a Vice President of Dalian Zhongzheng Financing and Guarantee Corporation, a financial credit guaranty company in Dalian City, Liaoning, China.

Peter H. Tong served as our Chief Executive Officer, Interim Chief Financial Officer and a director of the Company from August 3, 2015 until June 15, 2016 and has since served as a director on our Board of Directors. Since May 2012, Mr. Tong has served as chief executive officer of Timberwood Acquisition Corp., a blank check company seeking an acquisition target. Since 2006, Mr. Tong has served as an economic consultant for the Industrial Commercial Union for Sichuan Province, China, a corporate finance and management company. From 2001 to 2005, Mr. Tong served as a financial consultant to Schmidt Financial Concept, an international financial management company, in China. From 1998 to 2001, Mr. Tong served as chief operating officer of Union Charter Bancorp, a full-service mortgage bank. From 1996 to 1998, Mr. Tong served as executive vice president of Founders Bancorp, a full-service mortgage bank. From 1992 to 1996, Mr. Tong served as senior vice president of Union Charter Bancorp. Mr. Tong received a B.S. in Finance from Chengchi University, Taipei, Taiwan.

Enlong Pan has served as a director on our Board of Directors since August 3, 2015. In addition, he has served as the chief executive officer of International Financial Union Holdings Group Co., Ltd., a financial guarantee company in Shenzhen, China. Mr. Pan received a B.S. in Financial Management from Jinan University, Guangzhou, China, in 1978.

Long Pan has served as a director on our Board of Directors since August 3, 2015. He also has served as the Venture Capital Investment Manager of Shenzhen Qianhai Zhongjintou Capital Resource Co., Ltd., a private equity and natural resources trading firm in Shenzhen, China, since September 2014. Mr. Pan received a Bachelor Degree from Dongbei University of Finance and Economics and a Master Degree in Finance from Adelphi University.

Wenbo Yu has served as a director on our Board of Directors since August 3, 2015. He has also served as the Chairman of Daqing Huaxia Lvyuan Building Material Technology Development Co., Ltd., a manufacturer of materials in Daqing, China, a company he founded in 2004. From 1993 to 2004, Mr. Yu was the General Manager of Jinsanyuan Trading Co., Ltd., a trading company in Daqing, China. From 1987 to 1993, Mr. Yu was the Department Chief of the Labor Bureau of Tieli, China. Mr. Yu received a degree from the Suihua College of Education in 1975.

Wenbo Yu is the father of Carmen XiaoYan Yu and Xiaoying Yu, each a director of the Company. There are no other family relationships between or among the directors or executive officers of the Company. None of the officers and directors of the Company is currently compensated for serving in any such position.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended April 30, 2016, our executive officers, directors and greater-than-ten percent stockholders have not complied with Section 16(a) filing requirements.

Item 11.	Executive Compensation.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company's named executive officers. The Company's officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs before a suitable target company is identified.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. However, the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership based on 6,910,000 shares of our Common Stock outstanding as of July 29, 2016, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class (1)
Wenbo Yu (2)	1,934,800	28.0%
Carmen Xiao Yan Yu (2)	1,382,000	20.0%
Xiaoying Yu (2)	1,382,000	20.0%
Jian Fei Sun	552,800	8.0%
Enlong Pan	328,225	4.8%
Peter Tong	328,225	4.8%
Yong Xie	414,600	6.0%
Long Pan	138,200	2.0%
Officers and directors as a group (7 persons)	6,046,250	87.5%

 (1) Applicable percentages are based on 6,910,000 shares outstanding as of the date hereof. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) Wenbo Yu is the father of Carmen Xiao Yan Yu and Xiaoying Yu, each a director of the Company. There are no other family relationships between or among the directors or executive officers of the Company. None of the officers and directors of the Company is currently compensated for serving in any such position.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We will reimburse our officers and directors, subject to approval of the Board of Directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our Board of Directors or a court of competent jurisdiction if such reimbursement is challenged. Other than the reimbursable out-of pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, including the issuance of any securities of the Company, will be paid to our existing stockholders, officers or directors who owned our Common Stock prior to this offering, or to any of their respective affiliates prior to or with respect to an acquisition. For the year ended April 30, 2016, shareholders contributed $36,329 to pay the Company’s operating expenses.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board of Directors be independent and, therefore, the Company is not subject to any director independence requirements. Under Nasdaq Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors would not be considered independent directors.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

During the fiscal year ended April 30, 2016, the firm of George Stewart, CPA, which we refer to as George Stewart, was our principal accountant. During the fiscal year ended April 30, 2015, the firm of KLJ &Associates, LLP, which we refer to as KLJ, was our principal accountant. The following is a summary of fees paid or to be paid to George Stewart and KLJ for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Anton & Chia in connection with regulatory filings. We paid George Stewart $3,800 and KLJ $7,000 in connection with our audited financials for the fiscal years ended April 30, 2016 and 2015, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by either George Stewart or KLJ during the last two fiscal years.

Tax Fees. None

All Other Fees. None

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on July 12, 2013).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on July 12, 2013).
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 30, 2015).
3.4	Amended and Restated Bylaws (Incorporated by Reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on September 30, 2015).
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

By:	/s/ Carmen Xiao Yan Yu
Name:	Carmen Xiao Yan Yu
Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

By:	/s/ Xiaoying Yu
Name:	Xiaoying Yu
Title:	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

Dated: July 29, 2016

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Carmen Xiao Yan Yu and Xiaoying Yu to be his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or their substitutes, each acting along, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carmen Xiao Yan Yu	Chief Executive Officer, Chairman of the Board	July 29, 2016
Carmen Xiao Yan Yu	(principal executive officer)

/s/ Xiaoying Yu	Chief Financial Officer, Secretary, Treasurer and Director	July 29, 2016
Xiaoying Yu	(principal accounting officer)

/s/ Peter H. Tong	Director	July 29, 2016
Peter H. Tong

	Director	July 29, 2016
Jian Fei Sun

/s/ Enlong Pan	Director	July 29, 2016
Enlong Pan

	Director	July 29, 2016
Long Pan

/s/ Wenbo Yu	Director	July 29, 2016
Wenbo Yu

Exhibit Index

Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)
3.2	Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 7, 2013)
3.3	Bylaws of SHC Advance Services Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

