Form 10-Q
period 2016-07-31
Lvyuan Green Building Material Technology Corp.
filed 2016-09-19
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2016

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

+ 86-755-2218-4466

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of September 14, 2016, there were 6,910,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

PART I

Item 1.	Financial Statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

CONDENSED BALANCE SHEETS

	(Unaudited) July 31, 2016	(Audited) April 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$0	$0
Total Current Assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	7,858
Loan from directors	$48,480	$39,254

Total Liabilities	56,338	39,254

Stockholders’ Equity
300,000,000 and 75,000,000 shares of common stock, par value $0.001 per share, authorized and 6,910,000 shares issued and outstanding as of April 30, 2016 and July 31, 2015, respectively; 30,000,000 and 0 shares of preferred stock, par value $0.001 per share, authorized, none outstanding as of April 30, 2016 and July 31, 2015, respectively.	6,910	6,910
Additional paid in capital	17,290	17,290
Deficit accumulated during the development stage	(80,538)	(63,454)
Total Stockholders’ Equity (Deficit)	(56,338)	(39,254)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended July 31, 2016	Three Months ended July 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
Business License and Permits	-	-
Bank Service Charges	0	141
Professional Fees	17,084	3,920
Computer and Internet Expense	-	-

TOTAL OPERATING EXPENSES	17,084	4,061

NET LOSS FROM OPERATIONS	(17,084)	(4,061)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(17,084)	$(4,061)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,910,000	6,910,000

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended July 31, 2016	Three Months ended July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Accounts Payable	7,858
Net loss for the period	$(17,084)	$(4,061)
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,226)	(4,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Loans from director	9,226	3,700
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,226	3,700

NET INCREASE (DECREASE) IN CASH	0)	(361)
Cash, beginning of period	0	469
Cash, end of period	$0	$108

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

At present, we have no employees other than our officers and directors, listed below.

Name	Age	Position
Carmen XiaoYan Yu	35	Chairman of the Board of Directors, Chief Executive Officer
Xiaoying Yu	32	Chief Financial Officer, Secretary, Treasurer and Director
Jian Fe Sun	52	Director
Peter H. Tong	62	Director
Enlong Pan	59	Director
Long Pan	28	Director
Wenbo Yu	60	Director

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Development Stage Company

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

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the three months ended July 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

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

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At July 31, 2016 and 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of July 31, 2016, the Company had net operating loss carry forwards of approximately $80,538that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $80,538 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

4.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	transfer agent services,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of July 31, 2016, the Company had an accumulated deficit of $80,538. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $60,000 within the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

5.	LOANS FROM OFFICERS AND DIRECTORS

As of July 31, 2016, the Company had received loans from its officers and directors aggregating $48,480. The loans are non-interest bearing and contain no specific repayment terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our Form 10-K for the fiscal year ended April 30, 2016, as filed on July 29 2016. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Operating Expenses

During the quarters ended July 31, 2016 and 2015, we have incurred $17,084 and $3,920 in expenses, respectively, including fees paid to the Company’s independent accounting firm associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of July 31, 2016, the Company has an accumulated deficit of $80,538. Management anticipates that fees associated with the filing of Exchange Act reports including accounting fees, legal fees and the payment of annual corporate fees will not exceed $60,000 during the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of July 31, 2016, our total assets were $0 and our total liabilities were $56,338, comprised of notes payable to related parties.

Stockholders’ equity decreased from $(39,254) as of April 30, 2016 to $(56,338) as of July 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2016, net cash flows used in operating activities were $(9,226), consisting of a net loss.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months ended July 31, 2016, net cash from financing activities was $3,700and $9,226, respectively, consisting of loans from directors.

We suffered recurring losses from operations and have an accumulated deficit of $80,538 as of July 31, 2016. Currently, we are a non-operating public company. We currently are seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. In the event we use all of our cash resources, certain members of management and shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for an acquisition, until such acquisition is consummated. Even though this is their current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event they do not fund us and we are not able to find outside investors, we will not have the funds necessary to operate and will have to dissolve.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of July 31, 2016, the Company’s Interim Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

Dated: September 19, 2016	By:	/s/ Carmen Xiao Yan Yu
	Name:	Carmen Xiao Yan Yu
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

EXHIBIT INDEX

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

