Form 10-Q
period 2016-10-31
Lvyuan Green Building Material Technology Corp.
filed 2016-12-15
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2016

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

As of December 15, 2016, there were 6,910,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

PART I

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Balance Sheets

	October 31,	April 30,
	2016	2016
ASSETS	(unaudited)	(audited)

Current Assets:
Cash	$ -	$ -
Prepaid legal	1,494	-
Total Current Assets	1,494	-
TOTAL ASSETS	1,494	-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	100	-
Loan from director	65,388	39,254
Total Current Liabilities	65,488	39,254

TOTAL LIABILITIES	65,488	39,254

Commitments and Contingencies	$ -	$ -

Shareholders' Deficit:
Preferred stock, $.001 par value, 30,000,000 and 0 shares authorized, no shares issued and outstanding at April 30, 2016 and April 30, 2015, respectively.	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 6,910,000 issued and outstanding at October 31, 2016; and 6,910,000 issued and outstanding at April 30, 2016.	6,910	6,910
Additional paid-in capital	17,290	17,290
Accumulated Deficit	(88,194)	(63,454)
Total Stockholders’ Deficit	(63,994)	(39,254)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ 1,494	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	October 31,		October 31,
	2016	2015	2016	2015

Revenue	$ -	$ -	$ -	$ -

Operating Expenses:

Bank Charges	-	-	-	141
Professional fees	7,656	14,239	24,740	18,159

Total operating expenses	7,656	14,239	24,740	18,300

Net loss from operations	(7,656)	(14,239)	(24,740)	(18,300)
Loss before income taxes	(7,656)	(14,239)	(24,740)	(18,300)
Provision for income taxes	-	-	-	-
Net Loss	$ (7,656)	$ (14,239)	$ (24,740)	$ (18,300)
Basic and diluted loss per share	(0)	(0)	(0)	(0)

Weighted average number of common shares outstanding basic and diluted	6,910,000	6,910,000	6,910,000	6,910,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	October 31, 2016	October 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (24,740)	$ (18,300)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid legal	(1,494)	-
Accounts payable	100	-

Net cash used in operating activities	(26,134)	(18,300)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	26,134	17,831
Net cash provided by financing activities	26,134	17,831

Net increase (decrease) in cash	-	(469)

Cash at beginning of period	-	469

Cash at end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

At present, we have no employees other than our officers and directors, listed below.

Name	Age	Position
Carmen XiaoYan Yu	35	Chairman of the Board of Directors, Chief Executive Officer
Xiaoying Yu	32	Chief Financial Officer, Secretary, Treasurer and Director
Jian Fe Sun	52	Director
Peter H. Tong	62	Director
Enlong Pan	59	Director
Long Pan	28	Director
Wenbo Yu	60	Director

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the six months ended October 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

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

(b)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At October 31, 2016 and 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

(c)	Use of estimates

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

(d)	Recently issued or adopted standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	INCOME TAXES

As of October 31, 2016, the Company had net operating loss carry forwards of approximately $88,194 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $88,194 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

4.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	transfer agent services,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of October 31, 2016, the Company had an accumulated deficit of $88,194, which raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $60,000 within the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

5.	LOANS FROM OFFICERS AND DIRECTORS

As of October 31, 2016, the Company had received loans from its officers and directors aggregating $65,388. The loans are non-interest bearing and contain no specific repayment terms.

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

The Company is seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

Operating Expenses

During the quarters ended October 31, 2016 and 2015, we have incurred $7,656 and $14,239 in expenses, respectively, including fees paid to the Company’s independent accounting firm associated with the SEC filings. For the six months ended October 31, 2016 and 2015, we have incurred $24,740 and $18,300 in expenses, respectively.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of October 31, 2016, the Company has an accumulated deficit of $88,194. Management anticipates that fees associated with the filing of Exchange Act reports including accounting fees, legal fees and the payment of annual corporate fees will not exceed $60,000 during the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Liquidity and Capital Resources

As of October 31, 2016, our total assets were $1,494 and our total liabilities were $65,488, comprised of notes payable to related parties.

As of April 30, 2016, our total assets were $0 and our total liabilities were $39,254, comprised of notes payable to related parties.

Stockholders’ equity decreased from $(39,254) as of April 30, 2016 to $(63,944) as of October 31, 2016.

Stockholders’ equity decreased from $(2,925) as of April 30, 2015 to $(21,225) as of October 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended October 31, 2016 and 2015, net cash flows used in operating activities were $(26,134) and (18,300) respectively.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended October 31, 2016 and 2015, net cash from financing activities was $26,134 and $17,831, respectively, consisting of loans from directors.

We suffered recurring losses from operations and have an accumulated deficit of $88,194 as of October 31, 2016 and 2015. Currently, we are a non-operating public company. We currently are seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. In the event we use all of our cash resources, certain members of management and shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for an acquisition, until such acquisition is consummated. Even though this is their current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event they do not fund us and we are not able to find outside investors, we will not have the funds necessary to operate and will have to dissolve.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of October 31, 2016, the Company’s Interim Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

Dated: December 15, 2016	By:	/s/ Carmen Xiao Yan Yu
	Name:	Carmen Xiao Yan Yu
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Dated: December 15, 2016	By:	/s/Xiaoying Yu
	Name:	Xiaoying Yu
	Title:	Chief Financial Officer (principal financial and accounting officer)

-14-