Form 10-K
period 2017-04-30
Lvyuan Green Building Material Technology Corp.
filed 2017-07-28
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

*

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒ No☐

As of July 28, 2017 there were 6,910,000 shares of company's common stock, par value $0.001 per share, outstanding. 6,460,850 shares of common stock of the Company are held by affiliates. As of the last business day of the registrant’s most recently completed fiscal quarter, there was no active public trading market of our shares of common stock on the OTC Pink.

TABLE OF CONTENTS

PART I
Item 1.	Business.	1
Item 1A.	Risk Factors.	3
Item 1B.	Unresolved Staff Comments.	8
Item 2.	Properties.	8
Item 3.	Legal Proceedings.	8
Item 4.	Mine Safety Disclosures.	8

PART II
Item 5.	Market For Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	8
Item 6.	Selected Financial Data.	8
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	10
Item 8.	Financial Statements and Supplementary Data.	11
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	12
Item 9A.	Controls and Procedures.	12
Item 9B.	Other Information.	16

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	13
Item 11.	Executive Compensation.	14
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	15
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	15
Item 14.	Principal Accountant Fees and Services.	16

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	17

PART I

Item 1.	Business.

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

Not required.

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

Holders

As of July 28, 2017, there were sixteen (16) record holders of an aggregate of the 6,910,000 shares of Common Stock issued and outstanding.

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

Operating Expenses

During the fiscal years ended April 30, 2017 and 2016 we have incurred $38,881 and $36,329 in expenses, respectively, including fees paid to the Company’s U.S. securities counsel and independent accounting firm and fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of April 30, 2017, the Company has an accumulated deficit of $102,335 Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Liquidity and Capital Resources

Net cash used in operating activities was $38,881 and $36,329 in the fiscal years ended April 30, 2017 and 2016, respectively. The increase was due to an increase in professional fees during the year ended April 30, 2017.

We suffered recurring losses from operations and have an accumulated deficit of $102,335 as of April 30, 2017. Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company. In the event we use all of our cash resources, the shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated. Even though this is the shareholders current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event the shareholders do not fund us, we will not have the funds necessary to operate and will have to dissolve.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Polices

See Note 2 to the financial statements for a discussion on critical accounting policies.

Related Party Transactions

See Note 6 to the financial statements regarding related party transactions.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lvyuan Green Building Material Technology Corp.

I have audited the accompanying balance sheets of Lvyuan Green Building Material Technology Corp. as of April 30, 2016 and 2015, and the related statements of operations, stockholders? equity and cash flows for each of the years in the two year period ended April 30, 2016. Lvyuan Green Building Material Technology Corp.?s management is responsible for these financial statements.. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 5 to the financial statements, the Company has had minimal operations. This raises substantial doubt about its ability to continue as a going concern. Management?s plan in regard to these matters is also described in Note # 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington

July 29, 2016

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lvyuan Green Building Material Technology Corporation

We have audited the accompanying balance sheet of Lvyuan Green Building Material Technology Corporation as of April 30, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended April 30, 2017. Lvyuan Green Building Material Technology Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lvyuan Green Building Material Technology Corporation as of April 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

Spokane, WA

July 28, 2017

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Balance Sheets
as of April 30,

	2017	2016
ASSETS
Current Assets:
Cash	$ -	$ -
Prepaid legal	-	-
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 3,755	$ -
Loan from director	74,380	39,254
Total Current Liabilities	78,135	39,254

TOTAL LIABILITIES	78,135	39,254

Commitments and Contingencies	$ -	$ -

Shareholders' Deficit:
Preferred stock, $.001 par value, 30,000,000 authorized, no shares issued and outstanding at April 30, 2017 and April 30, 2016, respectively.	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 6,910,000 issued and outstanding at April 30, 2017; and 6,910,000 issued and outstanding at April 30, 2016.	6,910	6,910
Additional paid-in capital	17,290	17,290
Accumulated deficit	(102,335)	(63,454)
Total Stockholders’ Deficit	(78,135)	(39,254)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ -	$ -

See accompanying notes to financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Statements of Operations
for the years ended April 30,

	2017	2016
Revenue	$ -	$ -

Operating Expenses:
General administrative expense	38,881	36,329
Total operating expenses	38,881	36,329

Net loss from operations	(38,881)	(36,329)
Loss before income taxes	(38,881)	(36,329)
Provision for income taxes	-	-
Net Loss	$ (38,881)	$ (36,329)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding basic and diluted	6,910,000	6,910,000

See accompanying notes to financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Statement of Stockholders Deficit
as of April 30, 2017

	Common Stock .001 Par
Description	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance 4/30/2015	6,910,000	$ 6,910	$ 17,290	$ (27,125)	$ (2,925)

Net Loss				(36,329)	(36,329)
4/30/2016	6,910,000	6,910	17,290	(63,454)	(39,254)
				.
Net Loss				(38,881)	(38,881)
4/30/2017	6,910,000	6,910	17,290	(102,335)	(78,135)

See accompanying notes to financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Statement of Cash Flows
for the years ended April 30,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (38,881)	$ (36,329)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid legal	-
Accounts payable	3,755	-

Net cash used in operating activities	(35,126)	(36,329)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	35,126	35,860
Net cash provided by financing activities	35,126	35,860

Net increase (decrease) in cash	-	(469)

Cash at beginning of period	-	469

Cash at end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

See accompanying notes to financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

At present we have no employees, other than our officers and directors, listed below.

Name	Age	Position
Wenbo Yu	58	President, Chairman of the Board of Directors, Chief Executive Officer, Director
Ming Huang	57	Chief Financial Officer, Treasurer and Director
Enlong Pan	59	Secretary and Director
Carmen Xiao Yan Yu	36	Director
Peter Tong	63	Director
Long Pan	29	Director
Jianfei Sun	43	Director

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

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

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At April 30, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of April 30, 2017, and 2016, the Company had $78,135 and $39,254 in accrued liabilities, respectively. The accrued liabilities mainly consist of Professional fees.

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, "Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of April 30, 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at April 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company's financial position and results of operation and cash flows as of and for the period ended April 30, 2017. As of April 30, 2017, we had a net operating loss carry-forward of approximately $(102,335) and a deferred tax asset of approximately $34,794 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(34,794)

	April 30, 2017	January 31, 2017
Deferred Tax Asset	$34,794	$21,574
Valuation Allowance	(34,794)	(21,574)
Deferred Tax Asset (Net)	$ -	$ -

The Company files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities during the three year period prior to the period covered by these financial statements.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $102,335 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of April 30, 2017, the Company had an accumulated deficit of $102,335. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

6. LOANS FROM OFFICERS AND DIRECTORS

As of April 30, 2017, the Company had received loans from its officers and directors aggregating $74,380. The loans are non-interest bearing and contain no specific repayment terms.

7.	COMMON STOCK TRANSACTIONS During the past two years there have been no stock issuances.

8.	SUBSEQUENT EVENTS

 None.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Change in Registrant’s Certifying Accountant

As reported on Form 8-K filed November 8, 2016, on November 8, 2016, the Board of Directors approved the engagement of Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended April 30, 2016, effective immediately, and dismissed George Stewart, CPA (“Stewart”) as the Company’s independent registered public accounting firm. Stewart’s audit reports on the Company’s consolidated financial statements as of and for the fiscal year ended April 30, 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The former Accountant was engaged on August 25, 2015. During the fiscal year ended April 30, 2016 and the subsequent interim periods through November 8, 2016, there were (i) no disagreements (as described in Item 304(a)( I)(iv) of Regulation S-K) between the Company and Stewart on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Stewart’s satisfaction, would have caused Stewart to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” within the meaning of Item 304(a)(I)(v) of Regulation.

During the fiscal year ended April 30, 2016, and the subsequent interim periods through November 8, 2016, neither the Company nor anyone acting on its behalf has consulted with Fruci regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or the effectiveness of internal control over financial reporting, and neither a written report or oral advice was provided to the Company that Fruci concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of April 30, 2017, the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of April 30, 2017, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of April 30, 2017 were as follows:

Name	Age	Position
Wenbo Yu	58	President, Director, Chief Executive Officer, Director
Ming Huang	57	Chief Financial Officer, Treasurer and Director
Enlong Pan	59	Secretary and Director
Carmen Xiao Yan Yu	36	Director
Peter Tong	63	Director
Long Pan	29	Director
Jianfei Sun	43	Director

Ming Huang has served as Chief Financial Officer, Treasurer and Director of the Company since January 24, 2017. Mr. Huang has served as Chairman of Daqing Huajun Taxi Co., Ltd. since 2014. He served as Chairman for Daqing Huaye Automobile Sales co., Ltd. from 1997 to 2010. From 2011 to 2013, he worked as Chairman for Daqing Micro-credit Co., Ltd.

Carmen XiaoYan Yu has served as a member of the Board of Directors since June 15, 2016. Prior to that, from August 3, 2015 to June 15, 2016, Ms. Yu served as a director of the Company. Since September 2010, Ms. Yu served as the Chief Executive Officer and General Manager of Daqing Huaxia Lvyuan Building Material Technology Development Co., Ltd. Carmen XiaoYan Yu received a Bachelor of Business Administration and a Master of Business Administration from the University of Toronto.

Jianfei Sun has served as a director on our Board of Directors since August 3, 2015. Mr. Sun has also served as Chairman of Shenzhen Qianhai Zhongjintou Capital Resource Co., Ltd., a financial services company in Shenzhen, Guangdong, China, since September 2014. From May 2010 to August 2014, Mr. Sun served as a Vice President of Dalian Zhongzheng Financing and Guarantee Corporation, a financial credit guaranty company in Dalian City, Liaoning, China.

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

 Wenbo Yu has served as the Chairman of the Board of Directors and Chief Executive Officer of the Company since January 10, 2017. Prior to that, from August 3, 2015 to January 10, 2017, Mr. Yu served as a director of the Company. He has also served as the Chairman of Daqing Huaxia Lvyuan Building Material Technology Development Co., Ltd., a manufacturer of materials in Daqing, China, a company he founded in 2004. From 1993 to 2004, Mr. Yu was the General Manager of Jinsanyuan Trading Co., Ltd., a trading company in Daqing, China. From 1987 to 1993, Mr. Yu was the Department Chief of the Labor Bureau of Tieli, China. Mr. Yu received a degree from the Suihua College of Education in 1975.

Wenbo Yu is the father of Carmen XiaoYan Yu and Xiaoying Yu, each a director of the Company. There are no other family relationships between or among the directors or executive officers of the Company. None of the officers and directors of the Company is currently compensated for serving in any such position.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended April 30, 2017, our executive officers, directors and greater-than-ten percent stockholders have not complied with Section 16(a) filing requirements.

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

The following table sets forth information regarding the beneficial ownership based on 6,910,000 shares of our Common Stock outstanding as of July 25, 2017, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class (1)
Wenbo Yu (2)	451,453	6.5333%
Carmen Xiao Yan Yu (2)	598,867	8.6667%
Xiaoying Yu (2)	691,000	10%
Jianfei Sun	552,800	8.0%
Enlong Pan	328,225	4.8%
Peter Tong	328,225	4.8%
Yong Xie	414,600	6.0%
Long Pan	138,200	2.0%
Officers and directors as a group (7 persons)	3,503,370	50.7%

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

We will reimburse our officers and directors, subject to approval of the Board of Directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our Board of Directors or a court of competent jurisdiction if such reimbursement is challenged. Other than the reimbursable out-of pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, including the issuance of any securities of the Company, will be paid to our existing stockholders, officers or directors who owned our Common Stock prior to this offering, or to any of their respective affiliates prior to or with respect to an acquisition. For the year ended April 30, 2017, shareholders contributed $74,380 to pay the Company’s operating expenses.

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

During the fiscal year ended April 30, 2017, the firm of Fruci & Associates II, PLLC, which we refer to as Fruci, was our principal accountant. During the fiscal year ended April 30, 2016, the firm of George Stewart, which we refer to as Stewart, was our principal accountant. The following is a summary of fees paid or to be paid to Fruci and Stewart for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Fruci & Associates II, PLLCin connection with regulatory filings. We paid Fruci $5,000 and Stewart $3,800 in connection with our audited financials for the fiscal years ended April 30, 2017 and 2016, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by either Fruci & Stewart during the last two fiscal years.

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

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

By:	/s/ Wenbo Yu
Name:	Wenbo Yu
Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

By:	/s/ Ming Huang
Name:	Ming Huang
Title:	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

Dated: July 28, 2017

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Wenbo Yu and Ming Huang to be his or her true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or their substitutes, each acting along, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wenbo Yu	Chief Executive Officer, Chairman of the Board	July 28, 2017
Wenbo Yu	(principal executive officer)

/s/ Ming Huang	Chief Financial Officer, Secretary, Treasurer and Director	July 28, 2017
Ming Huang	(principal accounting officer)

/s/ Peter H. Tong	Director	July 28, 2017
Peter H. Tong

/s/Jianfei Sun	Director	July 28, 2017
Jianfei Sun

/s/ Enlong Pan	Director	July 28, 2017
Enlong Pan

/s/Long Pan	Director	July 28, 2017
Long Pan

/s/ Carmen XiaoYan Yu	Director	July 28, 2017
Carmen Xiao Yan Yu

Exhibit 31.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350

As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Wenbo Yu, certify that:

1.	I have reviewed this annual report on Form 10-K of Lvyuan Green Building Material Technology Corp. (the "registrant");

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: July 28, 2017	Signature:	/s/ Wenbo Yu
Wenbo Yu, Chief Executive Officer (principal executive officer)

Exhibit 31.2

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350

As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Ming Huang, certify that:

1.	I have reviewed this annual report on Form 10-K of Lvyuan Green Building Material Technology Corp. (the "registrant");

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: July 28, 2017	Signature:	/s/ Ming Huang
Ming Huang Chief Financial Officer (principal financial and accounting officer)

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Lvyuan Green Building Material Technology Corp., a Nevada corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The Annual Report on Form 10-K for the fiscal year ended April 30, 2017 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 28, 2017	By:	/s/ Wenbo Yu
Wenbo Yu, Chief Executive Officer (principal executive officer)

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of Form 10-K or as a separate disclosure document.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Lvyuan Green Building Material Technology Corp., a Nevada corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The Annual Report on Form 10-K for the fiscal year ended April 30, 2017 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 28, 2017	By:	/s/ Ming Huang
Ming Huang, Chief Financial Officer (principal financial and accounting officer)

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of Form 10-K or as a separate disclosure document.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

-19-