Form 10-Q
period 2017-07-31
Lvyuan Green Building Material Technology Corp.
filed 2017-09-14
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2017

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

As of September 14,2017, there were 6,910,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

[Table of Contents]

[Table of Contents]

PART I

Item 1.	Financial Statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Balance Sheets
	(unaudited)	(Audited)
	July 31,	April 30,
	2017	2017
ASSETS
Current Assets:
Cash	$ -	$ -
Prepaid legal	-	-
Total Current Assets	-	-
TOTAL ASSETS	-	-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 5,848	$ 3,755
Loan from director	79,484	74,380
Total Current Liabilities	85,332	78,135
TOTAL LIABILITIES	85,332	78,135

Commitments and Contingencies	$ -	$ -

Shareholders' Deficit:
Preferred stock, $.001 par value, 30,000,000 and 0 shares authorized, no shares issued and outstanding at July 31, 2017 and April 30, 2017, respectively.	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 6,910,000 issued and outstanding at July 31, 2017; and 6,910,000 issued and outstanding at April 30, 2017.	6,910	6,910
Additional paid-in capital	17,290	17,290
Accumulated deficit	(109,532)	(102,335)
Total Stockholders’ Deficit	(85,332)	(78,135)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

[Table of Contents]

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Statements of Operations
for the three months ended July 31,
(Unaudited)

	2017	2016

Revenue	$ -	$ -

Operating Expenses:
General administrative expense	7,197	17,084
Total operating expenses	7,197	17,084

Net loss from operations	(7,197)	(17,084)
Loss before income taxes	(7,197)	(17,084)
Provision for income taxes	-	-
Net Loss	$ (7,197)	$ (17,084)
Basic and diluted loss per share	(0)	(0)

Weighted average number of common shares outstanding basic and diluted	6,910,000	6,910,000

The accompanying notes are an integral part of these unaudited condensed financial statements

[Table of Contents]

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Statement of Cash Flows
for the three months ended July 31,
(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (7,197)	$ (17,084)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Increase in Accounts payable	2,093	7,858

Net cash used in operating activities	(5,104)	(9,226)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from related party	5,104	9,226
Net cash provided by financing activities	5,104	9,226

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

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

At present, we have no employees. Our officers and directors, listed below.

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

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the three months ended July 31, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

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

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At July 31, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

[Table of Contents]

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	ACCRUED LIABILITIES

As of July 31, 2017 and April 30, 2017, the Company had $85,332 and $78,135 in accrued liabilities, respectively. The accrued liabilities mainly consist of Professional fees.

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, "Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of April 30, 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at July 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company's financial position and results of operation and cash flows as of and for the period ended July 31, 2017. As of July 31, 2017, we had a net operating loss carry-forward of approximately $(109,532) and a deferred tax asset of approximately $37,241 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(37,241)

	July 31, 2017	April 30, 2017
Deferred Tax Asset	$ 37,241	$ 34,794
Valuation Allowance	(37,241)	(34,794)
Deferred Tax Asset (Net)	$ -	$ -

The Company files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities during the three year period prior to the period covered by these financial statements.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $109,532 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of July 31, 2017, the Company had an accumulated deficit of $109,532. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

[Table of Contents]

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

As of July 31,2017, the Company had received loans from its officers and directors aggregating $79,484. The loans are non-interest bearing and contain no specific repayment terms.

7.	COMMON STOCK TRANSACTIONS

During the past two years there have been no stock issuances.

8.	SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to July 31, 2017 through September 14, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

[Table of Contents]

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our Form 10-K for the fiscal year ended April 30, 2017, as filed on July 28, 2017. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Operating Expenses

During the quarters ended July 31, 2017 and 2016, we have incurred $7,197 and $17,084 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of July 31, 2017, the Company has an accumulated deficit of $109,532. Management anticipates that fees associated with the filing of Exchange Act reports including accounting fees, legal fees and the payment of annual corporate fees will not exceed $75,000 during the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Liquidity and Capital Resources

As of July 31, 2017, our total assets were $0 and our total liabilities were $85,332, comprised of accounts payable and notes payable to related parties.

Stockholders’ equity decreased from $(78,135) as of April 30, 2017 to $(85,332) as of July 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2017 and July 31, 2016, net cash flows used in operating activities were $(5,104) and $(9,226) respectively, consisting of net losses in both periods and a change in accounts payable for the three months ended May 31, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months ended July 31, 2017 and 2016, net cash from financing activities was $5,104 and $9,226, respectively, consisting of loans from directors.

[Table of Contents]

Cash Flows from Financing Activities

We suffered recurring losses from operations and have an accumulated deficit of $109,532 as of July 31, 2017,currently, we are a non-operating public company. We currently are seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. In the event we use all of our cash resources, certain members of management and shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for an acquisition, until such acquisition is consummated. Even though this is their current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event they do not fund us and we are not able to find outside investors, we will not have the funds necessary to operate and will have to dissolve.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of July 31, 2017, the Company’s Interim Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

[Table of Contents]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

Dated: September 14, 2017	By:	/s/ Wenbo Yu
	Name:	Wenbo Yu
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)