Form 10-Q
period 2017-10-31
Lvyuan Green Building Material Technology Corp.
filed 2017-12-19
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number: 000-55262

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	33-1227348
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

Room 1216, Building 3, Incubator Mansion, Development Zone, Daqing City, Heilongjiang Province, China	N/A
(Address of Principal Executive Offices)	(Zip Code)

+ 86-755-2218-4466

(Registrant’s Telephone Number, Including Area Code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Emerging Growth Company

If an emerging growth company, indicate by check mark if registrant has elected not to extended transition period for complying with any new of revise financial accounting standards provided pursuant to ‘Section 7(a)(2)(B) of the Security Act. YES  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 18, 2017, there were 6,910,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

[Table of Contents]

[Table of Contents]

PART I

Item 1.	Financial Statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Balance Sheets

	(unaudited)	(Audited)
	October 31,	April 30,
	2017	2017
ASSETS
Current Assets:
Cash	$—	$—
Prepaid legal	—	—
Total Current Assets	—	—
TOTAL ASSETS	—	—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$906	$3,755
Loan from director	89,250	74,380
Total Current Liabilities	90,156	78,135
TOTAL LIABILITIES	90,156	78,135

Commitments and Contingencies	$—	$—

Shareholders' Deficit:
Preferred stock, $.001 par value, 30,000,000 and 0 shares authorized, no shares issued and outstanding at October 31, 2017 and April 30, 2017, respectively.	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 6,910,000 issued and outstanding at October 31, 2017; and 6,910,000 issued and outstanding at April 30, 2017.	6,910	6,910
Additional paid-in capital	17,290	17,290
Accumulated deficit	(114,356)	(102,335)
Total Stockholders’ Deficit	(90,156)	(78,135)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

[Table of Contents]

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Statements of Operations
for the three and six months ended October 31,
(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Operating Expenses:
General administrative expense	4,824	7,656	12,021	24,740
Total operating expenses	4,824	7,656	12,021	24,740
Net loss from operations	(4,824)	(7,656)	(12,021)	(24,740)
Loss before income taxes	(4,824)	(7,656)	(12,021)	(24,740)
Provision for income taxes	—	—	—	—
Net Loss	$(4,824)	$(7,656)	$(12,021)	$(24,740)
Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding basic and diluted	6,910,000	6,910,000	6,910,000	6,910,000

The accompanying notes are an integral part of these unaudited condensed financial statements

[Table of Contents]

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Statement of Cash Flows
for the six months ended October 31,
(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,021)	$(24,740)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid legal		(1,494)
Accounts payable	(2,849)	100
Net cash used in operating activities	(14,870)	(26,134)
CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from related party	14,870	26,134
Net cash provided by financing activities	14,870	26,134
Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	—	—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

[Table of Contents]

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Lvyuan Green Building Material Technology Corp. (the “Company”) was incorporated in the State of Nevada on January 10, 2013 as Green Supplements Online Inc. We changed our name to Lvyuan Green Building Material Technology Corp. on December 24, 2015. Our principal executive offices are located at Room 1216, Building 3, Incubator Mansion, Development Zone, Daqing City, Heilongjiang Province, China. Our phone number is +86-755-2218-4466.

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

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the six months ended October 31, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

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

[Table of Contents]

(b)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At October 31, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of October 31, 2017 and April 30, 2017, the Company had $90,156 and $78,135 in accrued liabilities, respectively. The accrued liabilities mainly consist of Professional fees.

[Table of Contents]

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, "Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of October 31, 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at October 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company's financial position and results of operation and cash flows as of and for the period ended October 31, 2017. As of October 31, 2017, we had a net operating loss carry-forward of approximately $(114,356) and a deferred tax asset of approximately $38,881 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(38,881)

	October 31, 2017	April 30, 2017
Deferred Tax Asset	$38,881	$34,794
Valuation Allowance	(38,881)	(34,794)
Deferred Tax Asset (Net)	$—	$—

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

As of October 31, 2017, the Company had an accumulated deficit of $114,356, which raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

As of October 31, 2017, the Company had received loans from its officers and directors aggregating $89,250. The loans are non-interest bearing and contain no specific repayment terms.

7.	COMMON STOCK TRANSACTIONS

During the past two years there have been no stock issuances.

8.	SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to October 31, 2017 through December 13, 2017 the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

Lvyuan Green Building Material Technology Corp. (the “Company”) was incorporated in the State of Nevada on January 10, 2013 as Green Supplements Online Inc. We changed to our present name on December 24, 2015. Our principal executive offices are located at Room 01, 25/F, Kerry Center, No. 2008 Renmin South Road, Luohu District, Shenzhen City, Guangdong, People’s Republic of China. Our phone number is +86-755-2218-4466.

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

Operating Expenses

During the three months ended October 31, 2017 and 2016, we have incurred $4,824 and $7,656 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

During the six months ended October 31, 2017 and 2016, we have incurred $12,021 and $24,740 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of October 31, 2017, the Company has an accumulated deficit of $114,356. Management anticipates that fees associated with the filing of Exchange Act reports including accounting fees, legal fees and the payment of annual corporate fees will not exceed $75,000 during the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Liquidity and Capital Resources

As of October 31, 2017, our total assets were $0 and our total liabilities were $90,156, comprised of accounts payable and notes payable to related parties.

Stockholders’ equity decreased from $(78,135) as of April 30, 2017 to $(90,156) as of October 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended October 31, 2017 and October 31, 2016, net cash flows used in operating activities were $(14,870) and $(26,134) respectively, consisting of net losses in both periods and a change in accounts payable for the six months ended October 31, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended October 31, 2017 and 2016, net cash from financing activities was $14,870 and $26,134, respectively, consisting of loans from directors.

[Table of Contents]

We suffered recurring losses from operations and have an accumulated deficit of $114,356 as of October 31, 2017, currently, we are a non-operating public company. We currently are seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. In the event we use all of our cash resources, certain members of management and shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for an acquisition, until such acquisition is consummated. Even though this is their current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event they do not fund us and we are not able to find outside investors, we will not have the funds necessary to operate and will have to dissolve.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of October 31, 2017, the Company’s Interim Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

Dated: December 19, 2017	By:	/s/ Xiuling Pan
	Name:	Xiuling Pan
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)