Form 10-K
period 2018-04-30
Lvyuan Green Building Material Technology Corp.
filed 2018-07-30
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

or

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______to______

Commission file number: 000-55262

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

(Exact name of Company as specified in its charter)

Nevada	33-1227348
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 1216, Building 3
Incubator Mansion, Development Zone
Daqing City, Heilongjiang P.R. China	N/A
(Address of Principal Executive Offices)	(Zip Code)

Company's telephone number, including area code: 86-755-2218-4466

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐

No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes☒ No☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of July 30, 2018 there were 6,910,000 shares of company's common stock, par value $0.001 per share, outstanding. 6,460,850 shares of common stock of the Company are held by affiliates. As of the last business day of the registrant’s most recently completed fiscal quarter, there was no active public trading market of our shares of common stock on the OTC Pink.

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

At present, we have no employees. Our officers and directors are listed below.

Name	Age	Position
Xiuling Pan	51	President, Chairman of the Board of Directors, Chief Executive Officer and Director
Ming Huang	58	Chief Financial Officer, Treasurer and Director
Cuixiang Wang	60	Secretary and Director
Enlong Pan	60	Director
Peter H. Tong	64	Director
Jianfei Sun	44	Director
Long Pan	30	Director

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

Holders

As of July 30, 2018, there were thirty-eight (38) record holders of an aggregate of the 6,910,000 shares of Common Stock issued and outstanding.

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

Operating Expenses

During the fiscal years ended April 30, 2018 and 2017 we have incurred $31,495 and $38,881 in expenses, respectively, including fees paid to the Company’s U.S. securities counsel and independent accounting firm and fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of April 30, 2018, the Company has an accumulated deficit of $133,830 Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Liquidity and Capital Resources

Net cash used in operating activities was $31,618 and $35,126 in the fiscal years ended April 30, 2018 and 2017, respectively. The increase was due to an increase in professional fees during the year ended April 30, 2018.

We suffered recurring losses from operations and have an accumulated deficit of $133,830 as of April 30, 2018. Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company. In the event we use all of our cash resources, the shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated. Even though this is the shareholders current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event the shareholders do not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

FRUCI & ASSOCIATES II, PLLC

802 N. Washington St.

Spokane WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lvyuan Green Building Material Technology Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lvyuan Green Building Material Technology Corporation (“the Company”) as of April 30, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Fruci & Associates II, PLLC

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2016

Spokane, WA

July 30, 2018

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Balance Sheets

	April 30, 2018	April 30, 2017
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$3,631	$3,755
Loan from director	105,999	74,380
Total Current Liabilities	109,630	78,135

TOTAL LIABILITIES	109,630	78,135

Commitments and Contingencies	—	—

Shareholders' Deficit:
Preferred stock, $.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at April 30, 2018 and April 30, 2017, respectively.	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 6,910,000 issued and outstanding at April 30, 2018; and 6,910,000 issued and outstanding at April 30, 2017.	6,910	6,910
Additional paid-in capital	17,290	17,290
Accumulated deficit	(133,830)	(102,335)
Total Stockholders’ Deficit	(109,630)	(78,135)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

 See accompanying notes to financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Statements of Operations
for the years ended April 30,

	2018	2017
Revenue	$—	$—

Operating Expenses:
General administrative expense	31,495	38,881
Total operating expenses	31,495	38,881

Net loss from operations	(31,495)	(38,881)
Loss before income taxes	(31,495)	(38,881)
Provision for income taxes	—	—
Net Loss	$(31,495)	$(38,881)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding basic and diluted	6,910,000	6,910,000

See accompanying notes to financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Statements of Stockholders Equity

	Common Stock .001 Par
Description	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
4/30/2016	6,910,000	$6,910	$17,290	$(63,454)	$(39,254)

Net Loss				(38,881)	(38,881)
4/30/2017	6,910,000	6,910	17,290	(102,335)	(78,135)

Net Loss				(31,495)	(31,495)
4/30/2018	6,910,000	$6,910	$17,290	$(133,830)	$(109,630)

See accompanying notes to financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Statements of Cash Flows
for the years ended April 30,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(31,495)	$(38,881)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(123)	3,755

Net cash used in operating activities	(31,618)	(35,126)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from related party	31,618	35,126
Net cash provided by financing activities	31,618	35,126

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to financial statements.

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Lvyuan Green Building Material Technology Corp. (the “Company”) was incorporated in the State of Nevada on January 10, 2013 as Green Supplements Online Inc. We changed our name to Lvyuan Green Building Material Technology Corp. on September 24, 2015. Our principal executive offices are located at Room 1216, Building 3, Incubator Mansion, Development Zone, Daqing City, Heilongjiang Province China. Our phone number is +86-755-2218-4466.

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

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At April 30, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of April 30, 2018, and 2017, the Company had $109,630 and $78,135 in accrued liabilities, respectively. The accrued liabilities mainly consist of Professional fees.

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, "Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of April 30, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at April 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company's financial position and results of operation and cash flows as of and for the period ended April 30, 2018. As of April 30, 2018, we had a net operating loss carry-forward of approximately $(133,830) and a deferred tax asset of approximately $28,104 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(28,104)

	April 30, 2018	April 30, 2017
Deferred Tax Asset	$28,104	$21,490
Valuation Allowance	(28,104)	(21,490)
Deferred Tax Asset (Net)	$—	$—

The Company files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities during the three year period prior to the period covered by these financial statements.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $133,830 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of April 30, 2018, the Company had an accumulated deficit of $133,830. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

6. LOANS FROM OFFICERS AND DIRECTORS

As of April 30, 2018, the Company had received loans from its officers and directors aggregating $105,999. The loans are non-interest bearing and contain no specific repayment terms.

7.	COMMON STOCK TRANSACTIONS

During the past two years there have been no stock issuances.

8.	SUBSEQUENT EVENTS

 In accordance with ASC 855, the Company has analyzed its operations subsequent to April 30, 2018 through July 30, 2018 when these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of April 30, 2018, the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of April 30, 2018, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended April 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of April 30, 2018 were as follows:

Name	Age	Position
Xiuling Pan	51	President, Chairman of the Board of Directors, Chief Executive Officer and Director
Ming Huang	58	Chief Financial Officer, Treasurer and Director
Cuixiang Wang	60	Secretary and Director
Enlong Pan	60	Director
Peter H. Tong	64	Director
Jianfei Sun	44	Director
Long Pan	30	Director

Xiuling Pan has served as CEO and Chairman of our Board of Directors since September 19, 2017. She is the founder and has served as President of Sunshine Academy of Fine Arts in Daqing City and language school in the United States since September of 2012. She oversees the management of both companies, From 1987 to 1990, Ms. Pan studied at Hangzhou College of Commerce.

Ming Huang has served as Chief Financial Officer, Treasurer and Director of the Company since January 24, 2017. Mr. Huang has served as Chairman of Daqing Huajun Taxi Co., Ltd. since 2014. He served as Chairman for Daqing Huaye Automobile Sales co., Ltd. from 1997 to 2010. From 2011 to 2013, he worked as Chairman for Daqing Micro-credit Co., Ltd.

Cuixiang Wang has served as Secretary of the CPC Committee of Daqing Dongfeng Senior High School, Heilongjiang Province since September of 2012. She oversees the school’s party construction and governance. From 1978 to 1980, she studied at Harbin Normal University and received the National Superfine English Teacher award in 1996.

Enlong Pan has served as director since August 3, 2016. In addition, he has served as the Chief Executive Officer of International Financial Union Holdings Group Co., Ltd., a financial guarantee company in Shenzhen China. Mr. Pan received a B.S. in Financial Management from Jinan University, Guangzhou, China, in 1978.

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

The following table sets forth information regarding the beneficial ownership based on 6,910,000 shares of our Common Stock outstanding as of July 29, 2018, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class (1)
Xiuling Pan	623,282	9.0200%
Ming Huang	207,300	3.0000%
Cuixiang Wang	172,750	2.5000%
Enlong Pan	328,225	4.7500%
Peter H. Tong	328,225	4.7500%
Jianfei Sun	552,800	8.0000%
Long Pan	138,200	2.0000%
All Officers and Directors as a Group	2,350,782	34.02%

Other owners
Xuhui Liu	747,070	10.8114%
Yu Wang	511,340	7.4000%
Yong Xie	414,600	6.0000%
Chunyan Yuan	367,612	5.3200%

 (1) Applicable percentages are based on 6,910,000 shares outstanding as of the date hereof. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We will reimburse our officers and directors, subject to approval of the Board of Directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our Board of Directors or a court of competent jurisdiction if such reimbursement is challenged. Other than the reimbursable out-of pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, including the issuance of any securities of the Company, will be paid to our existing stockholders, officers or directors who owned our Common Stock prior to this offering, or to any of their respective affiliates prior to or with respect to an acquisition. For the year ended April 30, 2018, shareholders contributed $31,618 to pay the Company’s operating expenses.

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

During the fiscal year ended April 30, 2018, the firm of Fruci & Associates II, PLLC, which we refer to as Fruci, was our principal accountant. The following is a summary of fees paid or to be paid to Fruci for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Fruci in connection with regulatory filings. We paid Fruci $11,550 and $9,000 in connection with our audited and reviewed financials for the fiscal years ended April 30, 2018 and 2017, respectively.

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

Dated: July 29, 2018

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