Form 10-K
period 2019-04-30
Lvyuan Green Building Material Technology Corp.
filed 2019-07-26
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 25, 2019 there were 6,910,000 shares of company's common stock, par value $0.001 per share, outstanding. 6,460,850 shares of common stock of the Company are held by affiliates. As of the last business day of the registrant’s most recently completed fiscal quarter, there was no active public trading market of our shares of common stock on the OTC Pink.

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

Our initial business model was to buy nutrition and dietary products from different manufacturers and resell those products under our private label. Our source of revenue from operations was to be reselling nutrition and dietary supply products. The line of nutrition and dietary products that we intended to market was to be standard non-proprietary supplements and other products that contained our label. Currently, we have not yet initiated any product development efforts nor generated any revenue to date and we do not expect to ever actively pursue this plan.

As our current plan, the Company is seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

At present, we have no employees. Our officers and directors are listed below.

Name	Age	Position
Xiuling Pan	51	President, Chairman of the Board of Directors, Chief Executive Officer and Director
Ming Huang	58	Chief Financial Officer, Treasurer and Director
Cuixiang Wang	61	Secretary and Director
Enlong Pan	61	Director
Peter H. Tong	65	Director
Jianfei Sun	45	Director
Long Pan	31	Director

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

The Company’s current business plan is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business is to achieve long-term growth potential through a combination with such a business.  At present, the Company has not identified or been approached by any suitable candidates for such a transaction.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company's officers. As of the date of this Annual Report, the Company has not entered into any agreement with any party regarding acquisition opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In analyzing any potential acquisition targets, the Company will consider the following kinds of factors:

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's lack of capital to fund the investigation, the Company may not discover or adequately evaluate adverse facts about the business to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel, and our limited financial resources.

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

The Company, when and if human and financial resources permit, will likely conduct any search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and will likely be dependent on whether any opportunities are presented by the sources that we contact. It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees. Our officers and directors are engaged in outside business activities on a full-time basis. Our officers and directors anticipate that they will devote very limited time to our business until a potential acquisition of a successful business opportunity has been identified. The specific amount of time that our management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company over any period of time cannot be anticipated with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of the Company.

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

Holders

As of July 25, 2019, there were thirty-eight (38) record holders of an aggregate of the 6,910,000 shares of Common Stock issued and outstanding.

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

Overview

The Company’s current business plan is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective will be to achieve long-term growth potential through a combination with such a business.  At present, the Company has not identified or been approached by any suitable candidates for such a transaction. There can be no assurance that the Company will ever consummate a business combination and achieve a beneficial outcome for our shareholders from any business combination the Company enters into.

Operating Expenses

During the fiscal years ended April 30, 2019 and 2018 we have incurred $21,996 and $31,495 in expenses, respectively, including fees paid to the Company’s U.S. securities counsel and independent accounting firm and fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	potentially investigating, analyzing and consummating an acquisition.

As of April 30, 2019, the Company has an accumulated deficit of $155,826. Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Net cash used in operating activities was $24,677 and $31,618 in the fiscal years ended April 30, 2019 and 2018, respectively. The decrease was mainly due to a decrease in professional fees during the year ended April 30, 2019.

We suffered recurring losses from operations and have an accumulated deficit of $155,826 as of April 30, 2019. Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company. In the event we use all of our cash resources, the shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated. Even though this is the shareholders current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event the shareholders do not fund us, we will not have the funds necessary to operate and may have to dissolve.

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

FRUCI & ASSOCIATES II, PLLC

802 N. Washington St.

Spokane WA 99201

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lvyuan Green Building Material Technology Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lvyuan Green Building Material Technology Corporation (“the Company”) as of April 30, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2016. Spokane, Washington
July 26, 2019

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Balance Sheets

	April 30, 2019	April 30, 2018
ASSETS
Current Assets:
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$950	$3,631
Loan from director	130,676	105,999
Total Current Liabilities	131,626	109,630

TOTAL LIABILITIES	131,626	109,630

Commitments and Contingencies	-	-

Shareholders' Deficit:
Preferred stock, $.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at January 31, 2019 and April 30, 2018, respectively.	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 6,910,000 issued and outstanding at January 31, 2019; and 6,910,000 issued and outstanding at April 30, 2018.	6,910	6,910
Additional paid-in capital	17,290	17,290
Accumulated deficit	(155,826)	(133,830)
Total Stockholders’ Deficit	(131,626)	(109,630)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

F-3

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Statements of Operations
for the years ended April 30,

	2019	2018
Revenue	$-	$-

Operating Expenses:
General administrative expense	21,996	31,495
Total operating expenses	21,996	31,495

Net loss from operations	(21,996)	(31,495)
Loss before income taxes	(21,996)	(31,495)
Provision for income taxes	-	-
Net Loss	$(21,996)	$(31,495)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	6,910,000	6,910,000

See accompanying notes to financial statements.

F-4

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Statements of Stockholders Equity

	Common Stock .001 Par
Description	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
April 30, 2017	6,910,000	$6,910	$17,290	$(102,335)	$(78,135)

Net Loss				(31,495)	(31,495)
April 30, 2018	6,910,000	6,910	17,290	(133,830)	(109,630)

Net Loss				(21,996)	(21,996)
January 31, 2019	6,910,000	$6,910	$17,290	$(155,826)	$(131,626)

See accompanying notes to financial statements.

F-5

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Statements of Cash Flows
for the years ended April 30,

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(21,996)	$(31,495)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(2,681)	(123)

Net cash used in operating activities	(24,677)	(31,618)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from related party	24,677	31,618
Net cash provided by financing activities	24,677	31,618

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements.

F-6

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

 The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At April 30, 2019 and April 30, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of April 30, 2019, and April 30, 2018, the Company had $131,626 and $109,630 in accrued liabilities, respectively. The accrued liabilities mainly consist of a shareholder advance for the payment of Professional fees.

4.   INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the year ended April 30, 2019 using a Federal Tax Rate of 21%.

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of April 30, 2019, we had a net operating loss carry-forward of approximately $(155,826) and a deferred tax asset of $32,723 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods.  However, due to the uncertainty of future events we have booked valuation allowance of $(32,723).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2018 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	April 30, 2019	April 30, 2018
Deferred Tax Asset	$32,723	$28,104
Valuation Allowance	(32,723)	(28,104)
Deferred Tax Asset (Net)	$-	$-

The Company files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities during the three year period prior to the period covered by these financial statements.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $155,826 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	Investigating, analyzing and consummating an acquisition.

As of April 30, 2019, the Company had an accumulated deficit of $155,826, which raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

6. LOANS FROM OFFICERS AND DIRECTORS

As of April 30, 2019, the Company had received loans from its officers and directors aggregating $130,676. The loans are non-interest bearing and contain no specific repayment terms.

7.	COMMON STOCK TRANSACTIONS During the past two years there have been no stock issuances.

8.	SUBSEQUENT EVENTS

 In accordance with ASC 855, the Company has analyzed its operations subsequent to April 30, 2019 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of April 30, 2019, the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of April 30, 2019, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Compensation of Directors

For the years ended April 30, 2019 and 2019, we had no director compensation

Our directors and executive officers as of April 30, 2019 were as follows:

Name	Age	Position
Xiuling Pan	51	President, Chairman of the Board of Directors, Chief Executive Officer and Director
Ming Huang	58	Chief Financial Officer, Treasurer and Director
Cuixiang Wang	61	Secretary and Director
Enlong Pan	61	Director
Peter H. Tong	65	Director
Jianfei Sun	45	Director
Long Pan	31	Director

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

Outstanding Equity Awards at 2018 Fiscal Year-End

        There are no outstanding options or stock awards held by our named executive officers as of April 30, 2019.

The following table sets forth information regarding the beneficial ownership based on 6,910,000 shares of our Common Stock outstanding as of July 25, 2019, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock by:

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

We will reimburse our officers and directors, subject to approval of the Board of Directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our Board of Directors or a court of competent jurisdiction if such reimbursement is challenged. Other than the reimbursable out-of pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, including the issuance of any securities of the Company, will be paid to our existing stockholders, officers or directors who owned our Common Stock prior to this offering, or to any of their respective affiliates prior to or with respect to an acquisition. For the year ended April 30, 2019, shareholders contributed $24,677 to pay the Company’s operating expenses.

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

During the fiscal year ended April 30, 2019, the firm of Fruci & Associates II, PLLC, which we refer to as Fruci, was our principal accountant. The following is a summary of fees paid or to be paid to Fruci for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Fruci in connection with regulatory filings. Our fees based on the engagement letter to Fruci were $11,800 and $11,550 in connection with our audited financials for the fiscal years ended April 30, 2019 and 2018, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by Fruci during the last two fiscal years.

Tax Fees. None

All Other Fees. None

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditor for the years ended December 31, 2019 and 2018 were pre-approved in accordance with the policies and procedures described above.

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

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

By:	/s/ Xiuling Pan
Name:	Xiuling Pan
Title:	Chief Executive Officer, President, Chairman of the Board (Principal Executive Officer)

By:	/s/ Ming Huang
Name:	Ming Huang
Title:	Chief Financial Officer, Treasurer, and Director (Principal Financial and Accounting Officer)

Dated: July 26, 2019

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.