Form 10-Q
period 2019-10-31
Lvyuan Green Building Material Technology Corp.
filed 2019-12-13
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of December 11, 2019, there were 6,910,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

PART I

Item 1.	Financial Statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Balance Sheets

	(un-audited)
	October 31, 2019	April 30, 2019
ASSETS
Current Assets:
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$5,037	$950
Loan from director	139,348	130,676
Total Current Liabilities	144,385	131,626

TOTAL LIABILITIES	144,385	131,626

Commitments and Contingencies	-	-

Shareholders' Deficit:
Preferred stock, $.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at October 31, 2019 and April 30, 2019, respectively.	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 6,910,000 issued and outstanding at October 31, 2019; and 6,910,000 issued and outstanding at April 30, 2019.	6,910	6,910
Additional paid-in capital	17,290	17,290
Accumulated deficit	(168,585)	(155,826)
Total Stockholders’ Deficit	(144,385)	(131,626)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Statements of Operations
for the three and six months ended October 31,
(unaudited)

	Three months ended October 31, 2019	Three months ended October 31, 2018	Six months ended October 31, 2019	Six months ended October 31, 2018
Revenue	$-	$-	$-	$-

Operating Expenses:
General administrative expense	5,797	6,514	12,759	12,080
Total operating expenses	5,797	6,514	12,759	12,080

Net loss from operations	(5,797)	(6,514)	(12,759)	(12,080)
Loss before income taxes	(5,797)	(6,514)	(12,759)	(12,080)
Provision for income taxes	-	-	-	-
Net Loss	$(5,797)	$(6,514)	$(12,759)	$(12,080)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	6,910,000	6,910,000	6,910,000	6,910,000

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Statements of Stockholders Equity
(un-audited)

	Common Stock .001 Par
Description	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
April 30, 2018	6,910,000	$6,910	$17,290	$(133,830)	$(109,630)

Net Loss				(5,566)	(5,566)
July 31, 2018	6,910,000	$6,910	$17,290	$(139,396)	$(115,196)

Net Loss				(6,514)	(6,514)
October 31, 2018	6,910,000	$6,910	$17,290	$(145,910)	$(121,710)

Net Loss				(3,414)	(3,414)
January 31, 2019	6,910,000	$6,910	$17,290	$(149,324)	$(125,124)

Net Loss				(6,502)	(6,502)
April 30, 2019	6,910,000	$6,910	$17,290	$(155,826)	$(131,626)

Net Loss				(6,962)	(6,962)
July 31, 2019	6,910,000	$6,910	$17,290	$(162,788)	$(138,588)

Net Loss				(5,797)	(5,797)
October 31, 2019	6,910,000	$6,910	$17,290	$(168,585)	$(144,385)

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Statements of Cash Flows
for the six months ended October 31,
(Un-audited)

	Six months ended October 31, 2019	Six months ended October 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(12,759)	$(12,080)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	4,087	594

Net cash used in operating activities	(8,672)	(11,486)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from related party	8,672	11,486
Net cash provided by financing activities	8,672	11,486

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO (UN-AUDITED) CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the six months ended October 31, 2019 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements. All adjustments are of a normal recurring nature.

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

 The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At October 31, 2019 and April 30, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of October 31, 2019, and April 30, 2019, the Company had $144,385 and $131,626 in accrued liabilities, respectively. The accrued liabilities mainly consist of a shareholder advance for the payment of Professional fees.

4.	INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the six months ended October 31, 2019 using a Federal Tax Rate of 21%.

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

As of October 31, 2019, we had a net operating loss carry-forward of approximately $(168,585) and a deferred tax asset of approximately $35,403 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods.  However, due to the uncertainty of future events we have booked valuation allowance of $(35,403).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At October 31, 2019, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	October 31, 2019	April 30, 2019
Deferred Tax Asset	$35,403	$32,723
Valuation Allowance	(35,403)	(32,723)
Deferred Tax Asset (Net)	$-	$-

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	Investigating, analyzing and consummating an acquisition.

As of October 31, 2019, the Company had an accumulated deficit of $168,585, which raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

6. LOANS FROM OFFICERS AND DIRECTORS

As of October 31, 2019, the Company had received loans from its officers and directors aggregating $139,348. The loans are non-interest bearing and contain no specific repayment terms.

7.	COMMON STOCK TRANSACTIONS During the past two years there have been no stock issuances.

8.	SUBSEQUENT EVENTS

 In accordance with ASC 855, the Company has analyzed its operations subsequent to October 31, 2019 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Operating Expenses

During the three months ended October 31, 2019 and 2018, we have incurred $5,797 and $6,514 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

During the six months ended October 31, 2019 and 2018, we have incurred $12,759 and $12,080 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of October 31, 2019, the Company has an accumulated deficit of $168,585. Management anticipates that fees associated with the filing of Exchange Act reports including accounting fees, legal fees and the payment of annual corporate fees will not exceed $75,000 during the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Liquidity and Capital Resources

As of October 31, 2019, our total assets were $0 and our total liabilities were $144,385 comprised of accounts payable and notes payable to related parties.

Stockholders’ equity decreased from $(131,626) as of April 30, 2019 to $(144,385) as of October 31, 2019, due to continued net losses.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended October 31, 2019 and October 31, 2018, net cash flows used in operating activities were $(8,672) and $(11,486) respectively, consisting of net losses in both periods and a change in accounts payable for the three months ended October 31, 2019.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended October 31, 2019 and 2018, net cash from financing activities was $8,672 and $11,486 respectively, consisting of loans from directors.

We suffered recurring losses from operations and have an accumulated deficit of $(168,585) as of October 31, 2019, currently, we are a non-operating public company. We currently are seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. In the event we use all of our cash resources, certain members of management and shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for an acquisition, until such acquisition is consummated. Even though this is their current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event they do not fund us and we are not able to find outside investors, we will not have the funds necessary to operate and will have to dissolve.

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

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

Dated: December 13, 2019	By:	/s/ Xiuling Pan
	Name:	Xiuling Pan
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)