Form 10-Q
period 2020-01-31
Lvyuan Green Building Material Technology Corp.
filed 2020-03-12
CIK 1580836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of March 11, 2020, there were 6,910,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

PART I

Item 1.	Financial Statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Balance Sheets

	(un-audited)
	January 31, 2020	April 30, 2019
ASSETS
Current Assets:
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$3,385	$950
Loan from director	146,463	130,676
Total Current Liabilities	149,848	131,626

TOTAL LIABILITIES	149,848	131,626

Commitments and Contingencies	-	-

Shareholders' Deficit:
Preferred stock, $.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at January 31, 2020 and April 30, 2019, respectively.	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 6,910,000 issued and outstanding at January 31, 2020; and 6,910,000 issued and outstanding at April 30, 2019.	6,910	6,910
Additional paid-in capital	17,290	17,290
Accumulated deficit	(174,048)	(155,826)
Total Stockholders’ Deficit	(149,848)	(131,626)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Statements of Operations
for the three and nine months ended January 31,
(unaudited)

	Three months ended January 31, 2020	Three months ended January 31, 2019	Nine months ended January 31, 2020	Nine months ended January 31, 2019
Revenue	$-	$-	$-	$-

Operating Expenses:
General administrative expense	5,463	3,413	18,222	15,494
Total operating expenses	5,463	3,413	18,222	15,494

Net loss from operations	(5,463)	(3,413)	(18,222)	(15,494)
Loss before income taxes	(5,463)	(3,413)	(18,222)	(15,494)
Provision for income taxes	-	-	-	-
Net Loss	$(5,463)	$(3,413)	$(18,222)	$(15,494)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	6,910,000	6,910,000	6,910,000	6,910,000

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Statements of Stockholders Equity
(un-audited)

	Common Stock .001 Par
Description	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
April 30, 2018	6,910,000	$6,910	$17,290	$(133,830)	$(109,630)

Net Loss				(5,566)	(5,566)
July 31, 2018	6,910,000	$6,910	$17,290	$(139,396)	$(115,196)

Net Loss				(6,514)	(6,514)
October 31, 2018	6,910,000	$6,910	$17,290	$(145,910)	$(121,710)

Net Loss				(3,414)	(3,414)
January 31, 2019	6,910,000	$6,910	$17,290	$(149,324)	$(125,124)

Net Loss				(6,502)	(6,502)
April 30, 2019	6,910,000	$6,910	$17,290	$(155,826)	$(131,626)

Net Loss				(6,962)	(6,962)
July 31, 2019	6,910,000	$6,910	$17,290	$(162,788)	$(138,588)

Net Loss				(5,797)	(5,797)
October 31, 2019	6,910,000	$6,910	$17,290	$(168,585)	$(144,385)

Net Loss				(5,463)	(5,463)
January 31, 2020	6,910,000	$6,910	$17,290	$(174,048)	$(149,848)

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.
Condensed Statements of Cash Flows
(Un-audited)

	Nine months ended January 31, 2020	Nine months ended January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(18,222)	$(15,494)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,435	(3,531)

Net cash used in operating activities	(15,787)	(19,025)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from related party	15,787	19,025
Net cash provided by financing activities	15,787	19,025

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

NOTES TO (UN-AUDITED) CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the nine months ended January 31, 2020 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements. All adjustments are of a normal recurring nature.

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

 The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At January 31, 2020 and April 30, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of January 31, 2020, and April 30, 2019, the Company had $149,848 and $131,626 in accrued liabilities, respectively. The accrued liabilities mainly consist of a shareholder advance for the payment of Professional fees.

4.	INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2019.  The Company will compute its income tax expense for the nine months ended January 31, 2020 using a Federal Tax Rate of 21%.

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

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.As of January 31, 2020, we had a net operating loss carry-forward of approximately $(174,048) and a deferred tax asset of approximately $36,550 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods.  However, due to the uncertainty of future events we have booked valuation allowance of $(36,550).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At January 31, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	January 31, 2020	April 30, 2019
Deferred Tax Asset	$36,550	$32,723
Valuation Allowance	(36,550)	(32,723)
Deferred Tax Asset (Net)	$-	$-

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	Investigating, analyzing and consummating an acquisition.

As of January 31, 2020, the Company had an accumulated deficit of $174,048, which raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

6. LOANS FROM OFFICERS AND DIRECTORS

As of January 31, 2020, the Company had received loans from its officers and directors aggregating $146,463. The loans are non-interest bearing and contain no specific repayment terms. As of January 31, 2020 and April 30, 2019 the outstanding balance due was $146,463 and 130,676 respectively.

7.	COMMON STOCK TRANSACTIONS During the past two years there have been no stock issuances.

8.	SUBSEQUENT EVENTS

 In accordance with ASC 855, the Company has analyzed its operations subsequent to January 31, 2020 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The Company is seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified (a “Business Transaction”).

Operating Expenses

During the three months ended January 31, 2020 and 2019, we incurred $5,463 and $3,413 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

During the nine months ended January 31, 2020 and 2019, we incurred $18,222 and $15,494 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months, we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

Management anticipates that fees associated with the foregoing activities, including accounting fees and legal fees, will not exceed $75,000 during the next 12 months, assuming that we do not consummate a Business Transaction.  If we identify a target for and pursue a Business Transaction, our costs and expenses could be substantially more.

As of January 31, 2020, the Company has an accumulated deficit of $174,048, this condition, when combined with our lack of revenues, raises substantial doubt about the Company’s ability to continue as a going concern. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent upon our ability to find a suitable target company and enter into a possible Business Transaction with such company. Management has indicated its intention to fund our operations until we consummate a Business Transaction, though it is not obligated to do so.  Alternatively, we may seek to raise capital to finance our operations through the sale of equity. However, there is no assurance of additional funding being available on terms acceptable to us or at all and if we are unable to secure the funds necessary to continue operations, we may cease business operations.

Management intends to search for a Business Transaction by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity.  We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential Business Transaction.  We may not have sufficient funds to conduct an exhaustive due diligence evaluation of a potential target business.  Management’s decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If management identifies a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence) and consummating the Business Transaction, which may cost between $125,000 to $150,000.  The time required to select and evaluate a target business and to structure and complete a Business Transaction cannot presently be ascertained with any degree of certainty.

A potentially available Business Transaction may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Potential targets include firms seeking either the benefits of a Business Transaction with an SEC reporting company and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. While a private operating company may achieve the same benefits by filing its own Exchange Act registration statement, such benefits can be achieved at a potentially faster rate with reduced regulatory review through the completion of a Business Transaction with a public reporting company.

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have gone public in the United States that have significant financial resources, that are seeking to carry out a business plan similar to our business plan. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates.  In addition, venture capital firms, leveraged buyout firms, and operating businesses looking to expand their operations through acquisitions will compete with us for targets. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Liquidity and Capital Resources

As of January 31, 2020, our total assets were $0 and our total liabilities were $149,848 comprised of accounts payable and notes payable to related parties.

Stockholders’ equity decreased from $(131,626) as of April 30, 2019 to $(149,848) as of January 31, 2020, due to continued net losses.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended January 31, 2020 and January 31, 2020, net cash flows used in operating activities were $(15,787) and $(19,025) respectively, consisting of net losses in both periods and a change in accounts payable for the nine months ended January 31, 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months ended January 31, 2020 and 2019, net cash from financing activities was $15,787 and $19,025 respectively, consisting of loans from directors.

We suffered recurring losses from operations and have an accumulated deficit of $(174,048) as of January 31, 2020.  The Company has no present sources of capital or liquidity.  Our management and certain stockholders have indicated their intention to fund our operations by extending loans to us at market rates until we consummate a Business Transaction, though they are not obligated to do so.  In the event they do not fund us and we are not able to find outside investors, we will not have the funds necessary to operate and may be required to discontinue operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our interim chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2020.  Based on such evaluation, the Company’s interim chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LVYUAN GREEN BUILDING MATERIAL TECHNOLOGY CORP.

Dated: March 12, 2019	By:	/s/ Xiuling Pan
	Name:	Xiuling Pan
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)